Form 10-K
period 1997-10-31
FRONTIER OIL & GAS CO /DE
filed 1998-10-30
CIK 906350

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1997
                                       OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          Commission File Number 211662

                           FRONTIER OIL & GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                   76-0392937
    (State or Other Jurisdiction of                    (IRS Employer
     Incorporation or Organization)                  Identification No.)

         1717 ST. JAMES PLACE
             SUITE 380
           HOUSTON, TEXAS                                    77056
 (Address of Principal Executive Offices)                 (Zip Code)

       Registrant's telephone number, including area code: (713) 622 2798

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS

                     COMMON STOCK, PAR VALUE $0.02 PER SHARE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 12 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS. YES [X] NO [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB.


 REGISTRANT'S REVENUES FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997 .... $ 163,889

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


                            Page 1 of 46 total pages

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [X] NO [ ]

         AS OF SEPTEMBER 15, 1998, THERE WERE 3,309,233 SHARES OF REGISTRANT'S STOCK OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT CANNOT BE DETERMINED AT THIS TIME. THE LAST QUOTED HIGH BID AND LOW ASKED PRICES IN THE OVER-THE-COUNTER MARKET WERE $.03 AND $.01, RESPECTIVELY, ON SEPTEMBER 20, 1985.

NOTE:  THE EXHIBIT INDEX (PART IV, ITEM 1) APPEARS ON PAGES 25-26.


                            Page 2 of 46 total pages

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

ITEM NUMBER AND CAPTION:                                                               PAGE

                                     PART I

1.       Business                                                                        4

2.       Properties and Production                                                      13

3.       Legal Proceedings                                                              17

4.       Submission of Matters to a Vote of Security Holders                            17

                                     PART II

5.       Market for Registrant's Common Stock and Related Security Holder Matters       18

6.       Management's Discussion and Analysis or Plan of Operations                     19

7.       Financial Statements and Supplementary Data                                    20

8.       Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                           20

                                    PART III

9.       Directors and Executive Officers of the Registrant                             21

10.      Executive Compensation                                                         22

11.      Security Ownership of Certain Beneficial Owners and Management                 23

12.      Certain Relationships and Related Transactions                                 24

                                     PART IV


13.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K              25



                            Page 3 of 46 total pages

                                     PART I
--------------------------------------------------------------------------------
                                ITEM 1. BUSINESS
--------------------------------------------------------------------------------


Frontier Oil & Gas Company, is a Delaware corporation, ("Frontier" or the "Company") with its principal business offices at 1717 St. James Place, Suite 380, Houston, Texas 77056. The Company's primary business is acting as general partner for a Partnership, described below, which holds an interest in certain coal seam gas properties in Rio Arriba County, New Mexico. Through its relationship with Delta, described below, the Company seeks to acquire and develop oil and gas properties. Previously, the Company, through its predecessors, acquired non-producing oil and gas leases, which it assigned to third parties for cash and a residual interest. Those properties are currently developed and held by production. Through its predecessors, the Company also previously engaged in the production and sale of oil and gas. The Company also brokers the sale of coal seam gas properties which generate tax credits under the internal revenue code.

FRONTIER LIMITED PARTNERSHIP. Pursuant to an agreement effective as of July 1, 1993, the Company sold all of its Fruitland Coal Seam gas properties in the Carracas Canyon Federal Unit in Rio Arriba County, New Mexico, to Frontier Limited Partnership (the "Partnership"), a Texas Limited Partnership, of which the Company is the general partner and FAR Gas Acquisitions Corporation is the limited partner. The Company, as general partner, manages the properties and, after expenses, is entitled to 1.0% of the revenues of the Partnership, and is obligated for 1.0% of the expenses. The limited partner is entitled to 99.0% of the revenues and is obligated for 99.0% of the expenses.

The purchase price paid by the Partnership to the Company was $1,812,652, of which $25,152 was paid in cash, with the balance to be paid in deferred payments which bear interest at 7.25% per annum. The sum of $240,000 was paid to the Company in quarterly installments of principal and interest, commencing October 1, 1993. The balance of $1,547,500 is payable pursuant to a reserved production payment, when, as and if gas is produced and sold. In addition, the Partnership is obligated to make quarterly incentive payments to the Company, initially equal to $0.33369 per MMbtu of all natural gas produced and sold from the property through December 31, 2002. During the period ended October 31, 1997, the Company earned $ 30,325 in incentive payments and was paid $ 110,319 in respect of the reserved production payment. For the years through 2002, the amount of the incentive payment is to be increased or decreased annually by an amount equal to the percentage change in the GNP implicit price deflator. This amount was adjusted to $0.34773 per MMbtu effective January 1, 1996. After the Partnership has produced and sold 1,170,000 Mcf of gas, the Company, as general partner, will be entitled to 70.0% of the Partnership revenues and be obligated for 70.0% of the expenses, and the limited partner's interest will be reduced to 30.0%.


                            Page 4 of 46 total pages

AGREEMENTS WITH DELTA PARTNERS, INC. AND DELTA ASSOCIATES, INC. In December 1991, through a predecessor, the Company entered into a joint venture agreement with Delta Partners, Inc., a Nevada corporation to provide for: (i) management services; (ii) additional working capital; and, (iii) an ongoing business relationship. The joint venture included (a) a management agreement; (b) a subscription agreement; (c) a stock option agreement; and (d) an oil and gas prospects agreement. Effective January 1, 1994, certain principal shareholders of Delta Partners, Inc. dissolved that corporation and formed Delta Associates, Inc., a Texas corporation. Since the expiration of the initial term of the agreement between the Company and Delta Associates, Inc., the companies have continued to work together by mutual consent. Delta Partners, Inc. and Delta Associates, Inc. are herein collectively referred to as "Delta" unless the context requires otherwise.

Under the 1991 agreements, Delta purchased 428,571 shares of the Company for a purchase price of $180,000. The subscription payment to the Company was in the form of quarterly advances which were, in turn, paid back to Delta as management fees.

The Company has agreed to pay Delta an operation incentive fee equal to fifteen percent (15%) of the operating cash flow of the Company in excess of $12,500 per month. As further consideration for the Management Agreement, the Company granted to Delta an option to purchase 1,190,476 shares of its common stock at $0.42 per share.

Under the 1991 agreements, Frontier had an option under which it might acquire an interest in oil and gas prospects developed by Delta. Under the Oil and Gas Prospect Option Agreement described below, Frontier is entitled to exercise the option with respect to up to one-half (1/2) of Delta's interest in a particular prospect upon payment of an amount equal to one-half (1/2) of the amounts Delta paid out as its cost for prospect generation and acquisition. Through October 1997, Delta had developed no producing properties under which the Company could have purchased an interest.

The initial eighteen (18) month term of the Management Agreement expired in June 1993. In June of 1993, the parties agreed to continue the Management Agreement for an additional eighteen (18) months. Management fees are payable only from funds derived from the exercise of options. To the extent funds are not available to pay management fees from the exercise of options, Frontier has elected to advance management fees to be later repaid as options are exercised. Including the initial subscription in October 1992, Delta has purchased 975,178 shares of the Company's common stock at $0.42 per share through October 31, 1997.

The stock option issued to Delta has a term of five (5) years from January 1, 1994 and may be exercised at any time in whole or in part. The option contains anti-dilution provisions in the event of stock split, stock dividend, any other change in the character or amount of the Company's stock or in the event of a business combination of the Company with another entity. The option agreement provides for restrictions on transfer of the stock including restrictions on transfer in the event of a future underwriting of the Company's stock. At October 31, 1997, there were options outstanding to purchase 643,869 shares.


                            Page 5 of 46 total pages

Under the Oil and Gas Prospects Option Agreement, Delta granted to the Company an option to purchase a fifty percent (50%) interest in any oil and gas prospect developed by Delta for a period of five (5) years, commencing as of January 1, 1994. The option relates to the net interest retained by Delta (after all overrides, working interests and concessions to third parties) with respect to any oil and gas prospect developed by Delta throughout the option term. The purchase price of the option interest shall be: (a) the Company's pro rata portion (up to one-half) of all of Delta's actual out-of-pocket expenses incurred in the generation, development and sale of such prospect (not including any provision for Delta's overhead); plus (b) a bonus of ten percent (10%) of the purchase price if Delta has retained an interest in a prospect which shall then be productive. The purchase price shall be payable in cash at the time of each exercise. The Company may elect to pay the bonus in either cash or in Frontier's common stock at a price equal to the market price of Frontier's common stock at the time of exercise of this option.

Section 29 Tax Credits

In April 1995, the Company entered into an agreement ("Agreement") with Meridian Investments, Inc., ("Meridian") of Quincy, Massachusetts, under which Meridian has engaged the Company to assist it in the identification and acquisition of companies producing qualified Section 29 tax credit interests to be passed on to Meridian's institutional clients.

Under the Agreement, the Company acts as a non-exclusive agent to secure, and pass on to Meridian, the names of each company which the Company has identified as a company willing to consider the sale or monetization of its Section 29 tax credits. In each such case, the Company has agreed to represent only Meridian unless otherwise approved by Meridian.

As compensation for its services, Meridian has agreed to pay the Company a fee equal to 3.5% of the gross equity raised from each transaction in which the Company acts as finder. Compensation is payable within 15 days of Meridian receiving payment from all associated acquisition fees in a particular transaction should the compensation arrangement between Meridian and its client call for fees to be received in installments, the Company would, likewise, receive its fees in installments.

Initially, the Company identified 5 companies or entities as having the potential to produce fees from the monetization of tax credits from a sale by those entities. In addition to the initial prospects, the Company identified, through October 31, 1997, 26 entities from which Meridian might structure a tax credit acquisition. The relationship with Meridian has resulted in several offers being made to entities so identified by the Company. In some cases, the offers were less than those made by competitors and, in other instances, the companies which solicited offers later elected not to sell their tax credits.

Meridian, in a transaction arranged by the Company, assisted one of its institutional clients in acquiring all of the outstanding stock of FAR Gas Acquisitions Corporation of Denver, Colorado. The transaction was concluded in December 1996 and resulted in a fee being paid to the Company of $253,000; $92,000 of which was paid in cash at closing and the balance of which is to be paid in installments over 5 years.


                            Page 6 of 46 total pages

The term of the initial Agreement between the Company and Meridian expired on April 13, 1996; however, the two companies have continued to have an ongoing relationship by mutual consent and are continuing to work on several potential tax credit acquisitions for Meridian's customers. Negotiations through fiscal 1997 did not result in additional fees to the Company.

In some instances, the compensation originally agreed to may be adjusted to reflect the higher cost to Meridian's customers as the Section 29 tax credit business is intensely competitive and the price being paid for Section 29 tax credits has increased substantially since execution and delivery of the initial agreement.

The original Agreement contains a right of first refusal for two years beyond the initial term, i.e. until April of 1998, under which Meridian shall have a 30 day right of first refusal on Section 29 interests identified by the Company from and after April 13, 1996. During that period, Meridian would be obligated to pay the Company a finder's fee and associated reimbursable expenses as if the original Agreement were in full force and effect should Meridian elect to conclude, with its customers, the sale of credits so identified by the Company.

GENERAL. Since it commenced business, the Company or its predecessors, associates, or joint venture partners, participated in the drilling of 41 exploration and 13 development wells. Of the 40 exploration wells drilled, 14 were completed as oil or gas discoveries and 27 were abandoned as dry holes. Subsequently, two of the completed exploration wells were abandoned, and 10 were sold. Eleven of the 13 development wells were completed, but all have been sold or abandoned.

At this date, the Company holds a 17.5% working interest in a well in Sweetwater County, Wyoming which is presently shut in, see "Properties and Production." The Company's only materially important assets are its interest as general partner of the Partnership, the reserved production payment owed to the Company by the Partnership and its rights under the Oil and Gas Prospects Option Agreement with Delta.

OTHER OPERATIONS:

NET OIL AND GAS PRODUCTION. The following presents the net quantities of oil and gas produced from the Partnership's oil and gas interests for the year ended October 31, 1997:


                                               Year Ended
                                            October 31, 1997
                                            ----------------

                  Oil (bbls.)                       0
                  Gas (mcf.)                   86,773

    All such gas was produced from the Rio Arriba Properties described below.


                            Page 7 of 46 total pages

OIL AND GAS CONTRACTS AND PRICES. The gas produced from the Rio Arriba Properties is dedicated to Northwest Pipeline Corporation with the price being based on the spot prices in the San Juan basin, reduced by Northwest's system-wide costs for transportation, gathering, processing, etc. Prices were as high as $3.76 per Mcf in January 1997, but have been as low as $1.18 per Mcf in May 1997.

The average sales price per Mcf of gas sold by the Partnership for the period indicated and the average production (lifting) expense per Mcf of gas for that period were as follows:


                                                             Year Ended
                                                          October 31, 1997
                                                          ----------------

   Average Sales Price per Mcf (Gas)                          $  2.06
   Average Production Expense per Mcf (Gas)                   $  0.194


Gas production from the Rio Arriba Properties is under contract with Northwest Pipeline Corporation. The Company considers this contract material to its and the Partnership's existing business.

TOTAL GROSS AND PRODUCTIVE WELLS AND UNDEVELOPED ACREAGE. At October 31, 1997, the Partnership had an interest in 16 gross productive gas wells located on 4,763 gross productive acres.

The Partnership's working interest in four wells is .0996875 located on 127.6 net acres and .0746474 in one well located on 23.88 net acres. The Partnership has an additional overriding royalty interest of .00398437 in a total of sixteen wells located on 20.399744 net acres.

The following table sets forth the Partnership's total gross and net productive wells and developed acreage as of October 31, 1997:


  Developed Acreage*               Gross Productive Wells             Net Productive Wells
Gross             Net              Oil               Gas              Oil              Gas
1,240.00        127.60              0                 4                0             .3988
  320.00         23.88              0                 1                0             .0746
3,202.93         20.40              0                11                0             .0478

---------------

*        The Partnership's interest is in a total of approximately 4,763 acres.
         The Partnership has a working interest in the first five wells and an overriding royalty interest in the remaining wells. The Partnership derives its interest in the Carracas Canyon Federal Unit through its Overriding Royalty interest under the 4,763 acres, convertible to a working interest in certain areas deemed to have reached payout. Four
         (4) producing wells have converted to a working interest covering 1,240 acres in the participating area and another productive well covering 320 acres. The Partnership has an unconverted Overriding Royalty under eleven (11) other wells in the participating area.


                            Page 8 of 46 total pages

EMPLOYEES. At October 31, 1997, the Company had two (2) employees. The Company expects to continue to employ a total of two (2) persons full-time. In addition to this staff, Frontier periodically will utilize the services of part-time consultants.

OPERATING HAZARDS AND UNINSURED RISKS. The Company's operations are subject to all the risks inherent in the exploration for and production of oil and gas, including blowouts, cratering and fires, all of which can result in damage to or destruction of oil and gas wells or formations, producing facilities or property, personal injury or loss of life, or pollution damages. The Company generally will carry insurance against various of these risks but because insurance with respect to certain of such risks is either not available or is limited in its coverage, the Company may elect not to insure due to prohibitive premium costs. The occurrence of an event not fully insured against could result in the Company incurring substantial costs. Notwithstanding the foregoing, the Company does not expect to be the operator of any wells in which it has an interest. In general, the terms of any operating agreements will provide for the operator to insure against most of these risks.

TITLE TO PROPERTIES. The Company will follow practices customary in the industry with respect to title matters. Under customary industry practices, a preliminary title examination is conducted at the time oil and gas properties are acquired. Prior to the commencement of any drilling operations on any of its properties, a thorough title examination will be conducted to attempt to remedy any defects in title. In the event that material defects or disputes exist with respect to the title to any properties, the Company could suffer title failures or incur substantial costs in attempting to remedy such title defects or resolve such disputes.

The properties owned and to be owned by the Company or the Partnership will be subject to royalty, overriding royalties and other outstanding interests customary in the industry.

COMPETITION AND MARKETS. The Company and the Partnership compete and will compete with numerous other companies and individuals in their oil and gas activities. Their competitors include foreign producing countries, the major oil companies and other independent oil companies, most of which have financial resources, staffs and facilities substantially greater than the Company's or the Partnership's.

Evaluation of geological and engineering data, identification and acquisition of suitable prospects, and other aspects of the business of the Company requires skilled and experienced personnel. The ability to attract and retain such people and build such relationships is a critical aspect of its success.

Competition is encountered from other independent oil companies and from major oil companies in acquiring properties. Many competitors have financial resources and staffs larger than those available to the Company and its future success will depend in large part upon its ability to discover reserves by selecting and acquiring suitable prospects.


                            Page 9 of 46 total pages

For oil and gas produced from leases in which the Company or the Partnership own or will own an economic interest, the availability of a ready market for production and the prices obtained for production will depend upon a number of factors beyond its control, the effects of which cannot be accurately predicted. Such factors include: the extent of domestic production and imports of oil; the competitive position of oil and gas as a source of energy vis-a-vis coal, atomic energy, hydroelectric power, and other energy forms; the availability and capacity of pipelines and other means of transportation; and the effect of federal and state regulations on production, transportation and sale of oil and gas.

In addition, the Company will face competition in connection with the formation of oil and gas investment programs. The sale of limited partnership and other investment programs in all forms is highly competitive, particularly with respect to programs which have been registered under securities laws for sale to the public. Oil and gas programs are generally offered for sale to persons with substantial financial resources and persons who are interested in obtaining certain tax advantages from these investments. These persons are limited in number. The competition for oil and gas investment money is intense, and the Company will compete with other companies which can demonstrate successful operations of prior programs to prospective investors, as well as with companies which have substantially greater resources and more extensive operating histories.

REGULATION. The production and sale of oil and natural gas in the United States are subject to extensive regulations by both federal and state authorities, particularly with respect to pricing, allowable rates of production, marketing and environmental matters.

NATURAL GAS REGULATION. The Natural Gas Policy Act of 1978 ("NGPA") provided for federal regulation of wellhead sales of natural gas and scheduled future deregulation of wellhead sales of some categories of natural gas. Certain "high-cost natural gas" was deregulated effective November 1, 1979. "New" natural gas and some "intrastate" gas became deregulated effective January 1, 1985. The gas being produced from the Partnership's Rio Arriba Properties and any gas which might be produced from the Company's Sweetwater County, Wyoming wells, is "high cost gas" under the NGPA and the price is hence deregulated. However, in general, the price of natural gas has fallen so substantially over the last several years that it is not relevant whether particular gas production is deregulated. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings prescribed by the NGPA. On July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") was enacted. The Decontrol Act amends the NGPA to remove, as of certain dates ranging from July 27, 1989 to January 1, 1993, all remaining federal price controls from natural gas.

FEDERAL CRUDE OIL REGULATION. In 1989, President Reagan eliminated all federal price and allocation controls on United States oil production and marketing. The order allows all crude oil and refined products to be sold at free market prices. This action may be modified by future presidential or congressional action. Controls may be reinstated by Congress, which may also adopt new legislation extending price and allocation controls or imposing new ones.


                            Page 10 of 46 total pages

PROPOSED LEGISLATION. There are currently many additional federal proposals relating to the regulation of the oil and gas industry being considered by Congress which, if enacted, could have a material effect on the business of the Company. Such proposals include a broad based energy tax based on Btu content, restrictions on the use of natural gas and crude oil, the introduction of the federal government directly into the energy business through the purchase and allocation of imported crude oil and petroleum products, the creation of a federally owned oil company to compete directly with privately owned companies, and the freezing or otherwise controlling of the price of oil and gas.

ENVIRONMENTAL REGULATIONS. The Company is subject to various federal, state and local provisions regarding environmental matters, the existence of which is not expected materially to hinder or adversely affect the Company's business. Although the Company does not believe its expected business operations will impair environmental quality, compliance with federal, state and local regulations which have been enacted or may be adopted relating to the discharge of materials into the environment could have a material adverse effect on its capital expenditures, earnings and competitive position. Since inception, neither FEC nor Frontier has made any material capital expenditures for environmental control and neither would expect to make any such expenditures.

STATE REGULATIONS. The operations of the Company will be subject to regulation by state conservation commissions which have authority to issue permits prior to the commencement of drilling activities, establish allowable rates of production, control spacing of wells, protect against waste, and aid in the conservation of natural gas and oil. Typical of state regulatory requirements are regulations promulgated by government agencies which require, among other things, a permit to drill and to produce oil or gas, requirements for protecting fresh water horizons and to insure that wells will be properly plugged and abandoned.

FEDERAL INCOME TAXATION. The operation of the Company, as is generally the case in the oil and gas industry, is significantly affected by the impact of federal income tax laws. Over the years, Congress has substantially reduced the availability of deductions with respect to oil and gas production.

In addition to the foregoing, the federal tax laws require that the actual cost of equipment on producing properties such as pipe, casing, tubing, storage tanks, pumps and other items considered to have a salvage value, be capitalized and be charged to expense through acceptable depreciation methods. Lease acquisition costs on producing properties must be capitalized and may be recovered through the allowance for depletion, if the lease produces, or as a loss if the lease does not produce and is determined to be worthless or is abandoned, or as an offset against sales proceeds in determining the gain on sale from the sale or disposition of the lease. Geological and geophysical costs must be capitalized and recovered in the same manner as lease acquisition costs. Operating costs after a well is drilled and equipped are deductible as ordinary business expenses.


                            Page 11 of 46 total pages

In addition to the foregoing, federal tax laws have many provisions applicable to corporations in general which have an impact on the potential tax liability of the Company. Any adverse change in the existing provisions of the Internal Revenue Code, including the reduction or elimination of percentage depletion or the enactment of an incremental federal tax on oil and gas production, could have a materially adverse impact on the Company's operations. The natural gas produced by the Company and the Partnership from the Rio Arriba Properties (see "Properties and Production" below) qualifies for certain Federal income tax credits under Section 29 of the Internal Revenue Code. Section 29 was designed to encourage the development of alternative, qualified fuels such as methane associated with coal beds, and provides a credit for the production and sale of such fuels until December 31, 2002. Under Section 29, the initial credit commenced at $3.00 for the Btu equivalent of one barrel of oil. For the purposes of the Act, one barrel of oil is assumed to have 5.8 times the Btu value of one Mcf of gas (one Mcf of gas is the rough equivalent of one MMbtu of oil). In 1987, the $3.00 credit adjusted annually for inflation, was $4.49 per barrel; the usable tax credit per Mcf of gas is obtained by dividing the credit amount by 5.8, which worked out to be approximately 77 cents per Mcf in 1987. The credit is adjusted annually for inflation.

Since the tax credit is calculated on the amount of qualified fuel produced, and is not related to the income from the fuel produced, the credit will offset not only tax liability on the income from the qualified fuel, but may also offset the tax on other income, to the extent such tax exceeds the alternate minimum tax payable by a taxpayer. The incentive payment payable to the Company pursuant to the sale of its Fruitland Coal Seam gas production to the Partnership is based on approximately 35% of the Section 29 credits earned by the Partnership. (See "Frontier Limited Partnership" above).


                            Page 12 of 46 total pages

--------------------------------------------------------------------------------
                        ITEM 2. PROPERTIES AND PRODUCTION
--------------------------------------------------------------------------------

The Partnership has producing and non-producing oil and gas interests in New Mexico and the Company has non-producing interests in Wyoming as summarized in the following table:


Overriding and
  Production
                                    Approximate           Working           Royalty          Net Rev.
   Location                           Acreage             Interest          Interest         Interest
-----------------                   -----------          --------           --------         --------

Rio Arriba County,                       1,240*             12.5%              -0-          9.96875%
  New Mexico                               320*             10.0%              -0-          7.46474%
                                         3,203*               -0-               2%         0.398437%
Sweetwater County,
  Wyoming                                  640              17.5%              -0-          13.9125%

-----------------

* The Partnership's interest in the Carracas Canyon Federal Unit is limited to a total of 4,763 acres. It owns the working interest shown in the 1,240 and 320 acre tracts and an overriding royalty interest in the remaining 3,203 acres. The Partnership derives its interest in the Carracas Canyon Federal Unit through its Overriding Royalty interest under the 4,763 acres, convertible to a working interest in certain areas deemed to have reached pay out. Four (4) producing wells have converted to a working interest covering 1,240 acres in the participating area and another productive well covering 320 acres. The Partnership has an unconverted Overriding Royalty under eleven (11) other wells in the participating area.

RIO ARRIBA COUNTY, NEW MEXICO: In June of 1985 FEC agreed to sell to Amoco Production Company ("Amoco") all of its 50% working interest in leases acquired from Kenai Oil & Gas, Inc. under 5,082.93 acres, and to acquire from Exeter Exploration Company, and to sell to Amoco, the remaining 50% working interest. The leases had expiration dates between August, 1985 to April, 1987. On July 15, 1985, FEC completed the sale of its 100% working interest under those leases, retaining an overriding royalty of 2% and agreeing with Amoco that the overrides would be convertible to 15% of the working interest after payout.

To prevent the expiration of the leases, Amoco farmed out to Jerome P. McHugh & Associates ("McHugh") and McHugh included those leases in the formation of the Carracas Canyon, a Federal Exploratory Unit ("Unit").

McHugh assembled and included in its application for the Unit a total of 30,720.31 acres. The Unit was applied for in October of 1986 and FEC, as a royalty owner, ratified and joined in its formation. In 1989, McHugh and partners commenced development drilling on the Carracas Canyon Unit.


                            Page 13 of 46 total pages

The leases contain a total of 4,762.93 acres. One of the leases (NM-28812) was split by the Amoco-Kindermac farmout agreement such that wells located in two of the sections (1,240 acres) cannot be converted to a working interest, but under which the Partnership continues to retain its 2% overriding royalty for the life of the wells. Wells on the remaining areas of that lease can be converted to a 12.5% working interest at payout. Payout is to be calculated on a lease by lease basis. Even though there are areas within the NM-28812 lease that cannot be converted, all wells on the lease still contribute toward payout. The other two leases both carry a 2% overriding royalty that is convertible to a full 15% working interest payout. The terms of all of the leases are the same.

In developing the Unit, McHugh drilled and completed 62 wells through October 31, 1993. Under 5 wells, the Company elected to convert its overriding royalty interest to a 12.5% working interest in June of 1992. Such interests are now owned by the Partnership.

The operator, Nassau Resources, Inc. ("Nassau"), has elected to shut in several of the wells under which the Partnership is entitled to receive royalties and management has no input or control over the operation of any completed well where it has only an overriding royalty. No information in respect of wells completed during development of the Unit has been furnished to the Partnership; the Unit operator is under no obligation to furnish such information, nor does management anticipate that it will be contacted in the future in respect of the intention of the operator to flow or shut in any well. However, on wells where the Partnership now owns an operating working interest, the operator is required to provide operating information and any plan in respect of future drilling and development.

One of the 62 wells on the Unit is a water disposal well. All of the wells were drilled through the Fruitland coal seams to depths of 3,500 to 4,000 feet; however, some wells have not been completed and some have not been completely tested. Of the 62 wells drilled, there have been 22 wells drilled on acreage where the Company has an interest. The drilling to date represents full development for those leases.

The operator's election not to put all wells on production is due to relatively high operating costs and low gas prices. The Company has been advised that the operator has elected to produce only the most prolific wells. As economics improve, management believes that the operator will elect to put additional wells on production. As Of October 31, 1997, there were 16 wells producing and, of those wells, the Partnership has a 12.5% working interest under 4 of those wells and a 10.0% working interest under one well.

Revenue is being distributed according to the participant's respective revenue interests in the "participating areas." The participating area is comprised of 320 acre units that are assigned to the wells that are producing within the participating area. The interest in the gas produced is then calculated from the interest in the participating area. The Partnership's revenue interest in the wells now producing is .003984. As wells are placed on production, the operator circulates new division orders for the gas produced.


                            Page 14 of 46 total pages

Gas is being sold on the spot market and it is taken into the Northwest pipeline system; it is also gathered via the Northwest gathering system. Northwest charges a flat $.30 per Mcf for gathering. Historically, the operator has provided the compression and dehydration, but in November 1991, Northwest assumed those duties and thereby cut the operating cost to the Unit owners.

There is some additional development possible within the Unit on the approved 320 acre spacing; however, all of the Partnership's acreage is considered fully developed under the present spacing rules for the Unit. There is ultimately the possibility of infill drilling on the Unit, should future regulations allow 160 acre spacing; management believes reduced spacing is probably many years away and no study of potential infill reserves has been made.

The 63 wells drilled through October 31, 1997 are completed in the Fruitland coal seams. A typical well shows about 18 feet of coal seams located at a depth of 3,880 ft. to 3,960 ft., with the bulk of the coal concentrated in a single seam. The wells on the east side of the unit average about 17 feet of coal, while the total area averages 20 feet. The thickest coals are located on the north side of the Unit with individual seam thickness of up to 22 feet.

The production payment payable to the Company from the production from the Rio Arriba County properties owned by the Partnership is the principal asset of the Company. See "Item 1. Business - Frontier Limited Partnership" above. The firm of Fairchild, Ancell and Wells, independent petroleum engineers, evaluated all of the Partnership's interests in Rio Arriba County. The report estimates the present value of such properties at October 31, 1997 to be $739,029, exclusive of the value of Section 29 tax credits referred to below after discounting total projected cash flow under existing wells by 10% per annum. Estimated future net cash flow (undiscounted) at such date is $1,430,492. The value of the Section 29 credits is dependent upon the total taxable income of the owner from year to year. The Company will realize some additional value available to it because of the incentive payments from the Partnership pursuant to the Frontier Limited Partnership Agreement. For the year ended October 31, 1997 the Company was entitled to $30,325 in incentive payments from the Partnership.

The estimated reserves indicated above are estimates only and should not be construed as being exact quantities. Such estimated reserves, therefore, may or may not be recovered and if recovered in amounts which are more or less than the estimated amounts, the revenues therefrom will correspondingly increase or decrease.

The present value of estimated future net cash flow is computed by discounting the aggregate estimated future net cash flow by ten percent (10%). The 10% discount rate does not purport to represent the time-value of money nor the rate of return a third party might deem necessary in properly evaluating the producing properties for purchase. The present values so determined do not necessarily represent the fair market value of the properties.

No estimates of Company's total proven net oil or gas reserves has been filed with or included in any report to any federal authority or agency.


                            Page 15 of 46 total pages

SWEETWATER COUNTY, WYOMING: The other asset of Frontier is a seventeen and one-half percent (17.5%) working interest in the Hay Reservoir-Great Divide in Sweetwater County, Wyoming in which one gas well was drilled in 1982. All revenue produced from 1990 to date has been applied to operating costs attributed to the Company's interest. The 640 acres being held by production carries royalties and overriding royalties totaling twenty and one-half percent (20.5%), with the remaining seventy-nine and one-half percent (79.5%) net revenue interest allocated to the working interest owners. The Company's net revenue interest is 13.9125%. A substantial amount of gas was produced prior to 1990 and sold without accounting to FEC or Frontier for its interest and a dispute exists between the present operator and all prior operators. The gas previously sold from the drilled well qualified as Section 107 priced gas under the Natural Gas Policy Act of 1978 ("NGPA") and accordingly was deregulated. The well is presently shut in, and management believes the well to be noncommercial at this time. No value is ascribed to this asset in the Company's ongoing business, nor is it recorded in the financial statements.

DELTA OPTION PROPERTIES: Under its agreement with Delta, Frontier will have the option to participate with Delta by purchasing up to 50% of any interest owned or earned by Delta in either producing or nonproducing leases. Frontier's agreement with Delta is described in more detail above. See Item 1. "Business - Agreements with Delta."

The prospects, which Delta has generated, are described as follows:

NAVARRO CROSSING: This prospect is located in Houston County, Texas. Delta assembled a lease block consisting of approximately 1,000 acres. In assembling the prospect, Delta provided funds for leases and associated landman fees. The initiating geologist was not successful in promoting a well on the Delta acreage during the primary term of its leases and all of the leases have now expired.

NORTH REPEAT: This prospect is located in Carter County, Montana and the lease block originally assembled by Delta contains approximately 2,000 acres. In assembling the prospect, Delta provided funds for leases and associated landman fees. The initiating geologist was not successful in promoting a well on the Delta acreage during the primary term of its leases and all of the leases have now expired.

LAWTELL PROSPECT: This prospect, located in St. Landry Parish, Louisiana, consists of a 500 acre lease block. The prospect was assembled by Delta at a cost of approximately $126,000 and sold to Santos USA Corporation and Mid Con Exploration Corporation. The prospect was drilled in December 1995 to a depth of 11,000 ft. to test the Savoy, Bergeron, Mayer, Higgenbotham and Cockfield sands. The prospect well was completed but after testing in the fourth quarter of 1996 was plugged and abandoned.

DONAHOE CREEK PROSPECT: This prospect is located in Newton County, Texas, and consists of a 758 acre lease block. Delta committed to funding 50% of the prospect at an estimated cost of approximately $60,000 and in September 1995, a well was drilled to a depth of 7,550 ft. in order to test the Yegua formation. The test was unsuccessful but the operator, Southwestern Energy Production Company continues to keep the leases in force.


                            Page 16 of 46 total pages

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


The Company is not a party to any legal proceedings.

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


The Company's principal shareholders, holding sufficient shares to conduct business in lieu of an annual meeting, elected to do so on September 15, 1997. The only matter voted was in respect of the election of three (3) directors for the ensuing year until the next annual meeting.

There were an aggregate of 3,509,233 shares outstanding and entitled to vote at such date of which 2,945,350 shares were represented in person or by proxy. The following persons were elected as directors:


                                            Votes for
                                            ---------
                  Robert M. Davant          2,945,350
                  Dennis A. Jones           2,945,350
                  Lani Kirsch               2,945,350


                            Page 17 of 46 total pages

                                    PART II.
--------------------------------------------------------------------------------
            ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                             SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

The outstanding registered common stock of FEC was last quoted Over-The-Counter by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "FROG" in 1985. The reported high and low bid prices are shown below for the indicated periods:


                                                    High Bid          Low Bid
                                                    --------          -------

 For Fiscal Year Ended June 30, 1985:
  First Quarter                                      $.625             $.50
  Second Quarter                                     $.3125            $.25


The above represent high and low bid prices of FEC's Common Stock through January 31, 1985 were as reported by NASDAQ. After January 31, 1985, there were not sufficient stock transactions to establish a meaningful high or low bid price. These and other prices reflected below do not reflect current values of the Company's common stock.

On September 20, 1985, the high bid and low asked prices in the over-the-counter market for FEC's Common Stock were $.03 and $.01 respectively. On September 20, 1985 there were 6,392,121 shares issued and outstanding, which were held by 969 shareholders.

The prices presented are bid and asked prices which represent prices between broker-dealers and do not include retail markdowns or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions.

The Company has not paid any cash dividends of shares on its common stock. The Company anticipates that for the foreseeable future, its earnings, if any, will be retained for use in its business and no cash dividends will be paid on its common stock.


                            Page 18 of 46 total pages

--------------------------------------------------------------------------------
                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

                                PLAN OF OPERATION

As described in Item 1. "Business - Frontier Limited Partnership" above, the Company sold, pursuant to an agreement effective as of July 1, 1993, all of Frontier's Fruitland Coal Seam gas properties in the Carracas Canyon Federal Unit located in New Mexico. The properties were sold to Frontier Limited Partnership, a Texas limited partnership, of which the Company is the general partner and an affiliate of an investment fund is the limited partner. The purchase price paid was $1,812,652, of which $25,152 was paid in cash and the balance is to be paid in deferred payments which bear interest at 7.25% per annum. The sum of $240,000 is to be paid over three years in quarterly installments of principal. The balance of $1,547,500 is payable pursuant to a reserved production payment. As part of the transaction, the Company will also receive incentive cash payments based on volumes of production equal to 35% of the Section 29 tax credits generated by the production, such payments to be adjusted annually by the percentage change in the GNP implicit price deflator. Such incentive payments are expected to amount to approximately $115,000 over the next five years.

The $1,547,500 production payment is payable solely from the sale of production when, as and if produced. If the gas prices in effect at October 31, 1997 were to remain constant, the Company would be unable to collect the principal and interest amounts due under the contractual terms of the production payment. Management has measured the possible impairment of the collectibility of the production payment, based on current reserve studies, by using the present value of future cash flows discounted at the contractual 7.25% interest rate. At October 31, 1997 a valuation allowance to adjust the receivable to the amount currently expected to be collected, amounted to $405,193. This reserve may be changed in the future depending upon gas prices actually realized by the Partnership.

At October 31, 1993, the date of the confirmation of the Plan of Reorganization and acquisition of the assets of old Frontier by the Registrant, the Carracas Canyon properties were valued at $1,591,809, exclusive of tax credits and discounted at 10%, based on the October 1992 price of natural gas of $2.04 per Mcf. In July 1993, the properties' book value, allowing for production from October 1992 through June 1993, was $1,429,566. The contractual purchase price was $1,812,652, resulting in the deferred gain of $383,084 at the time of sale to Frontier Limited Partnership discussed above. The purchase price consisted of $25,152 cash, $240,000 payable over three years and the production payment of $1,547,500 plus interest at 7.25%. At October 31, 1997, the date of the engineering evaluation of the reserves supporting the production payment, the price of natural gas was $2.52 per MMbtu, resulting in the significantly lower valuation of $808,580 of such reserves as of that date. The collectibility of the interest and the principal amount of the production payment depends on the price of natural gas over the period the contractual volume is delivered. It cannot be predicted at this time whether or not the Registrant will ultimately collect all or a substantial portion of the production payment, together with the contractual interest. If natural gas prices average approximately $2.06 per Mcf over the


                            Page 19 of 46 total pages
period of time required to produce the 1,170,000 Mcf, but prior to December 31, 2002, the full amount of the production payment will be recovered by the Registrant.

The incentive payment is dependent only on volume of gas produced and is not related to gas prices, but is to be an amount equal to 35% of the federal tax credits under Section 29 of the Internal Revenue Code allocable to production from the properties. The MMbtu amount is adjusted annually, depending upon the GNP implicit price deflator for the preceding calendar year, and has increased between 3% and 5% per year since the enactment of Section 29 of the Internal Revenue Code of 1979. The credit for calendar 1997 is approximately $0.35479 per MMbtu produced effective January 1, 1997. The market price of natural gas will have no effect on the amount of the incentive payments.

--------------------------------------------------------------------------------
               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

The financial statements and supplementary schedules are filed with this report and appear after Part IV.


--------------------------------------------------------------------------------
              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------


Item 4.  Change in Registrant's Certifying Accountant

         On March 21, 1996, Pannell Kerr Forster of Texas, P.C. ("PKF") was dismissed by the Company as the Company's independent auditor and Harper & Pearson Company, certified public accountants, was appointed to replace PKF. The change in accountants was not due to any disagreements with PKF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure. The dismissal was effected by the Company's chairman and chief executive officer after consultation with members of the Company's Board of Directors. PKF's report on the financial statements of the Company for the two years ended October 1993 and October 31, 1994, did not contain an adverse opinion or disclaimer of opinion nor any modification as to uncertainty, audit scope, or accounting principles.


                            Page 20 of 46 total pages

                                    PART III.

--------------------------------------------------------------------------------
           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The directors and executive officers of the Company for the fiscal year ended October 31, 1997 and until the next annual meeting of shareholders are:


     Name                  First Elected                    Position
----------------           -------------          -----------------------------

Robert M. Davant           October 1992           Chairman of the Board
                                                  of Directors, Chief Executive
                                                  Officer and Treasurer

Dennis A. Jones            October 1992           Director, President and
                                                  Chief Operating Officer

Lani Kirsch                April 1993             Director

Pauline A. Wilbraham        June 1995             Secretary


Robert M. Davant, age 66. Mr. Davant served as a director of FEC from 1982. He has been in private law practice for more than five years and was a partner of the law firm of Davant & Morris, Houston, Texas, since 1990. The partnership ended in June 1995 with the death of Mr. Davant's partner, Thomas A. Morris. Mr. Davant graduated from the University of Texas in 1960 and received his L.L.B. from the University of Houston in 1963. Mr. Davant is also a director of Seacoast Services, Inc., a Texas corporation engaged in the development of oil field equipment.

Dennis A. Jones, age 47. During the five year period ended February, 1991, Mr. Jones was Executive Vice President of Brehm Oil and Brehm Investment Group. He also served during such period as chief operating officer of Brehm-Basin Exploration, a joint venture between Brehm and Basin Exploration in Lafayette, Louisiana. Mr. Jones was one of the founders of Delta in February, 1991, and has served as its Chief Executive Officer and a director since that date to present. Mr. Jones graduated from the University of Mississippi in 1973, and received his juris doctor from Mississippi College of Law in 1976.

Lani Kirsch, age 65. Ms. Kirsch's principal occupation for at least the last five years has been as Chairman of the Board of Kirsch Builders Supply, Inc., a building supply and lumber company located in Frankfort, Illinois.
Ms. Kirsch is a founder, director and major shareholder of Delta.

Pauline A. Wilbraham, age 53. Ms. Wilbraham managed the international sales office in London, England, for CRC-Crose International, Inc., a pipeline equipment manufacturer and subsidiary of Crutcher Resources Corporation, Houston, Texas. She was transferred to CRC in Houston in 1978 and in 1983 joined Frontier Energy Corporation as office administrator.


                            Page 21 of 46 total pages

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

During the year ended October 31, 1997, the Company paid direct compensation as follows:


                  Name of Individual                                               Annual
                  or Identity of Group               Capacity                  Compensation
                  --------------------               --------                  ------------
                  Robert M. Davant                   CEO                          $60,000

                  Dennis A. Jones                    President                     *

                  Pauline A. Wilbraham               Secretary                    $34,800

                  All officers and
                  directors as a group
                  (4 persons)

* Mr. Jones compensation is derived through the Management Agreement with Delta.

The Company expects to pay the following compensation during the coming year:


                  Name of Individual
                  or Identity of Group               Capacity                  Compensation
                  --------------------               --------                  ------------
                  Robert M. Davant                   CEO                           $60,000

                  Dennis A. Jones                    President                      *

                  Pauline A. Wilbraham               Secretary                     $34,800

                  All officers and directors
                  as a group (4 persons)

 * Mr. Jones' compensation is derived from the Management Agreement with Delta. Mr. Jones is not expected to devote all of his time to the business of the Company.

None of the officers of the Company are employed under an employment agreement and the Company has no bonus, pension or profit sharing plans. The Company has a stock option plan under which options to purchase 40,000 shares of its common stock (adjusted to reflect current capitalization) may be granted to key persons in the form of incentive stock options (at 100% of fair market value) or non-statutory stock options (at discounts from fair market value). No options are presently issued under the Plan.


                            Page 22 of 46 total pages

--------------------------------------------------------------------------------
                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

As of October 31, 1997, the number of shares of Frontier Common Stock (assuming full dilution) owned by each person who is known by Frontier to own beneficially more than 5% of its outstanding Stock, by each person who is a director of Frontier, and by all executive officers and directors as a group is:


                                     Amount and Nature of
    Name and Address                Beneficial Ownership(1)       Percentage
--------------------------          -----------------------       ----------

Robert M. Davant(4)                      1,439,078                 41.48 %

Lani Kirsch                              1,302,857(2)              32.12 %

Dennis A. Jones                            201,905(2)               5.64 %

Robert L. Anderson(3)(4)                   202,023                  5.82 %

Est. of Thomas A. Morris(5)                160,000                  4.61 %

Pauline A. Wilbraham                        45,424                  1.31 %

Frances O'Brien Riley(3)(4)                207,654                  5.99 %

Officers and Directors
as a Group (4 persons)                   2,989,264                 71.72 %

----------------------------

1 The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by each of them subject to community property laws, where applicable, and except as indicated below.

2 Delta Associates, Inc. owns 975,178 shares and options to purchase an additional 643,870 shares at $0.42 per share.

3 Mr. Anderson is a partner in the law firm of Berg, Ziegler, Anderson & Parker, which has provided legal counsel to Frontier in the past and is expected to provide legal service in the future. Mr. Anderson and Ms. Riley were married on October 15, 1993. Each disclaims beneficial ownership of the shares of the other.


                            Page 23 of 46 total pages

4 Messrs. Davant, Morris and Anderson, and Ms. Riley acquired their respective shares pursuant to the Plan in exchange for creditor claims against FEC, except that Mr. Anderson holds 4,138 shares of Registrant's outstanding stock in respect of shares of FEC previously owned by him.

5 Mr. Thomas A. Morris, who was deceased on June 20, 1995, was formerly the Secretary of the Company and also the owner of 341,767 shares. During 1996 and 1995, respectively, Mr. Morris and his estate sold to Robert M. Davant 41,767 and 100,000 shares of his stock. The balance of the shares as shown above are the subject of an escrow agreement between the Estate of Thomas A. Morris and the Company. The Company is acquiring the shares to be placed in the treasury and has issued a non-recourse promissory note in the amount of $60,000, payable over 60 months in payment of those shares. The escrow provides for the delivery of 40,000 shares after the payment of $12,000 in each one year payment period.


--------------------------------------------------------------------------------
                         ITEM 12. CERTAIN RELATIONSHIPS
                            AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------


Dennis A. Jones, the President of Frontier is also a founder and substantial stockholder of Delta. Delta is party to a joint venture with Frontier under which Delta derives (a) management and other income from a management contract and (b) options to purchase stock of Frontier at $0.42 per share (see Item 1. Business - Agreement with Delta Partners, Inc. and Delta Associates, Inc.). Lani Kirsch, who owns 32.12% of the common stock of the Company and is a Director, is also a founder and substantial stockholder of Delta.


                            Page 24 of 46 total pages

                                     PART IV


--------------------------------------------------------------------------------
               ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
                             AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


1.       Exhibits
         --------

         2.1      Disclosure Statement and Plan of Reorganization dated May 29, 1992.*

         2.2      Order of Confirmation dated October 5, 1992.**

         3.1      Articles of Incorporation of the Company.**

         3.2      Bylaws of the Company as currently in effect.**

         3.3      Specimen copy of the Company's common share certificate.**

         4.1      Form of Warrant to Purchase Common Stock of the Company.**

         10.1     1984 Stock Option Plan.***

         10.2 Purchase Agreement between the Company and its predecessor, Frontier Energy Corporation, effective October 31, 1992.**

         10.3     [Left Blank Intentionally]

         10.4     Farmout Agreement with Amoco Production dated September 22, 1987.*

         10.5     Joint Venture Agreement dated December 18, 1991 with Delta Partners, Inc.*

         10.6     Management Agreement dated December 18, 1991 with Delta Partners, Inc.*

         10.7 Subscription and Contribution Agreement dated December 18, 1991 with Delta Partners, Inc., as amended. *

         10.8     Stock Option Agreement dated December 18, 1991, with Delta
                  Partners, Inc. as amended. *

         10.9 Oil and Gas Prospects Option Agreement dated December 18, 1991, as amended.*

         10.10    Agreement of Limited  Partnership of Frontier  Production  Limited  Partnership
                  dated July 1, 1993.****

                            Page 25 of 46 total pages


         10.11    Purchase and Sale Agreement dated July 1, 1993.****

         10.12    Assignment, Bill of Sale and Conveyance with Reservation of
                  Production Payment dated July 1, 1993.****

         10.13    Joint Venture Agreement with Delta Associates, Inc.*****

         27       Financial Data Schedule.


2.       FINANCIAL STATEMENTS:

         Audited Balance Sheets as of October 31, 1997 and 1996 and Statements of Operations, Shareholders' Equity, and Cash Flows for the years ended October 31, 1997 and 1996.

3.       REPORTS ON FORM 8-K:

         Form 8-K, May 24, 1993 - Items reported:

                  Item 2 - Acquisition or Disposition of Assets
                  Item 5 - Other Events

         Form 8-K, July 29, 1993 - Items reported:

                  Item 2 - Acquisition or Disposition of Assets

         Form 8-K, March 21, 1996 - Items reported:

                  Item 4 - Change in Registrant's Certifying Accountant
-------------------------

* Incorporated by reference to the exhibits bearing the same reference and contained in Form 10-KSB of the Company's predecessor for the fiscal year ended June 30, 1992.

** Incorporated by reference to the exhibits bearing the same reference and contained in Form 10-KSB of the Company for the fiscal year ended October 31, 1992.

*** Incorporated by reference to the exhibit bearing the same reference and contained in Form 10-K of the Company's predecessor (FEC) for the fiscal year ended June 30, 1984.

**** Incorporated by reference to the exhibits bearing the same reference and contained in Form 8-K filed by the Company July 29, 1993.

***** Incorporated by reference under Exhibit 10.5 as an extension of the Agreement dated December 18, 1991 with Delta Partners, Inc.


                            Page 26 of 46 total pages

                           FRONTIER OIL & GAS COMPANY

                              FINANCIAL STATEMENTS

                            OCTOBER 31, 1997 and 1996


                            Page 27 of 46 total pages

                           FRONTIER OIL & GAS COMPANY

                                TABLE OF CONTENTS



                                                              Page
                                                              ----


Independent Auditor's Report                                   29

Financial Statements:

         Balance Sheets                                        30

         Statements of Operations                              31

         Statements of Changes in Shareholders' Equity         32

         Statements of Cash Flows                              33

Notes to Financial Statements                               34-42

Unaudited Supplementary Oil and Gas Information             43-45


                            Page 28 of 46 total pages

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Frontier Oil & Gas Company

We have audited the accompanying balance sheets of Frontier Oil & Gas Company as of October 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Oil & Gas Company at October 31, 1997 and 1996, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary oil and gas information on pages 44 through 46 is not a required part of the basic financial statements, but is supplementary information required by the Financial Accounting Standards Board and Securities and Exchange Commission. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.


                          /s/ HARPER & PEARSON COMPANY


Houston, Texas
July 3, 1997


                            Page 29 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                                 Balance Sheets

                                     ASSETS

                                                                                       October 31,
                                                                           -----------------------------------
                                                                                1997                   1996
                                                                           --------------          -----------
Current Assets
  Cash                                                                     $       471             $     6,078
  Accounts receivable, related parties                                          51,311                  12,466
  Commission income receivable                                                  30,550                      --
  Related party production payment receivable, net of allowance                114,426                  66,435
  Prepaid expenses                                                               1,241                   4,445
                                                                           -----------             -----------

         Total current assets                                                  197,999                  89,424

Commission income receivable                                                   115,429                      --
Related party production payment receivable, less
    current portion, net of allowance                                          694,154                 344,938
Furniture and equipment, net of accumulated depreciation
    of $11,206 in 1997 and $8,206 in 1996                                        6,968                   9,968
Investment in partnership                                                        4,573                   4,257
Investment in oil and gas properties                                             5,434                      --
                                                                           -----------             -----------

         Total assets                                                      $ 1,024,557             $   448,587
                                                                           ===========             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                         $   119,136             $    64,811
  Line of credit                                                                26,172                  21,775
  Current portion of treasury stock note payable                                12,561                  12,177
                                                                           -----------             -----------

         Total current liabilities                                             157,869                  98,763
                                                                           -----------             -----------

Treasury stock note payable                                                     34,000                  46,000
                                                                           -----------             -----------

Commitments

Shareholders' equity:
  Preferred stock 100,000 shares authorized; $1.00 par value,
    no shares outstanding                                                           --                      --
    Common stock, 25,000,000 shares authorized; $.02 par value,
    3,509,233 shares issued at October 31, 1997 and 1996                        70,184                  70,184
  Capital in excess of par                                                   1,873,564               1,873,564
  Treasury stock, 200,000 shares, at cost                                      (60,000)                (60,000)
  Retained deficit                                                          (1,051,060)             (1,579,924)
                                                                           -----------             -----------

         Total shareholders' equity                                            832,688                 303,824
                                                                           -----------             -----------

         Total liabilities and shareholders' equity                        $ 1,024,557             $   448,587
                                                                           ===========             ===========

SEE NOTES TO FINANCIAL STATEMENTS


                            Page 30 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                            Statements of Operations


                                                          Years ended October 31,
                                                   -----------------------------------
                                                      1997                     1996
                                                   -----------             -----------
Revenues:
  Interest income                                  $    25,402             $    20,672
  Incentive income                                      30,325                  36,281
  Commission income                                    252,145                      --
  Other income                                           1,996                      --
                                                   -----------             -----------
                                                       309,868                  56,953
                                                   -----------             -----------

Other Income (Expenses):
  General and administration expenses                 (281,999)               (280,063)
  Interest Expense                                      (6,531)                 (2,959)
  Gain on production payment receivable                507,526                 207,714
                                                   -----------             -----------

                                                       218,996                 (75,308)
                                                   -----------             -----------

         Net gain (loss)                           $   528,864             $   (18,355)
                                                   ===========             ===========


Net gain (loss) per common share                   $       .16             $      (.01)
                                                   ===========             ===========

Weighted average shares outstanding                  3,309,233               3,469,051
                                                   ===========             ===========


SEE NOTES TO FINANCIAL STATEMENTS


                            Page 31 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                  Statements of Changes in Shareholders' Equity
                      Years ended October 31, 1997 and 1996

                                Common Stock               Capital in      Treasury        Retained
                         ---------------------------
                           Shares            Amount       Excess of Par      Stock          Deficit           Total
                         -----------      -----------     -----------     -----------     -----------      -----------
Balance at
   October 31, 1995        3,454,472      $    69,089     $ 1,851,659              $-     $(1,561,569)     $   359,179

Stock issued                  54,761            1,095          21,905              --              --           23,000

Purchase of Treasury
 Stock                      (200,000)              --              --         (60,000)             --          (60,000)

Net loss                          --               --              --              --         (18,355)         (18,355)
                         -----------      -----------     -----------     -----------     -----------      -----------

Balance at
   October 31, 1996        3,309,233           70,184       1,873,564         (60,000)     (1,579,924)         303,824

Net income                        --               --              --              --         528,864          528,864
                         -----------      -----------     -----------     -----------     -----------      -----------

 Balance at
  October 31, 1997         3,309,233      $    70,184     $ 1,873,564      $(60,000 )     $(1,051,060)     $   832,688
                         ===========      ===========     ===========     ===========     ===========      ===========


SEE NOTES TO FINANCIAL STATEMENTS


                            Page 32 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                            Statements of Cash Flows


                                                                             Years ended October 31,
                                                                        -------------------------------
                                                                          1997                  1996
                                                                        ---------             ---------
Cash flows from operating activities:
  Net gain (loss)                                                       $ 528,864             $ (18,355)
  Adjustments:
    Depreciation                                                            3,000                 2,976
    (Gain) Loss on adjustment of related party production
         payment receivable                                              (507,526)             (207,714)
    Changes in current assets and liabilities:
      Accounts receivable, related parties                                (38,845)               21,014
      Commission income receivable                                       (145,979)                   --
      Prepaid expenses                                                      3,204                  (653)
      Accounts payable                                                     54,325                19,670
                                                                        ---------             ---------

         Net cash used by operating activities                           (102,957)             (183,062)
                                                                        ---------             ---------

Cash flows from investing activities:
  Collections on related party notes receivable                                --                60,000
  Collections on related party production payment receivable              110,319                83,562
  Purchase of furniture and equipment                                          --                  (208)
  Investment in partnership                                                  (316)                 (429)
  Investment in oil and gas properties                                     (5,434)                   --
                                                                        ---------             ---------

         Net cash provided by investing activities                        104,569               142,925
                                                                        ---------             ---------

Cash flows from financing activities:
  Proceeds from sale of stock                                                  --                23,000
  Borrowings on line of credit                                             28,900                29,995
  Repayments on line of credit                                            (24,503)               (8,180)
  Repayment of treasury stock note payable                                (11,616)               (1,823)
                                                                        ---------             ---------

         Net cash (used) provided by financing activities                  (7,219)               42,952
                                                                        ---------             ---------

Net (decrease) increase in cash                                            (5,607)                2,815

Cash at beginning of year                                                   6,078                 3,263
                                                                        ---------             ---------

Cash at end of year                                                     $     471             $   6,078
                                                                        =========             =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                $   6,531             $   2,959
                                                                        =========             =========


SEE NOTES TO FINANCIAL STATEMENTS


                            Page 33 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                          Notes to Financial Statements
                            October 31, 1997 and 1996


NOTE 1 - REORGANIZATION AND SUCCESSION OF FRONTIER ENERGY CORPORATION

         Frontier Oil & Gas Company ("Frontier" or "the Company"), is a Delaware corporation formed in 1992 for the purpose of acquiring all of the assets and contractual rights of Frontier Energy Corporation ("FEC") in exchange for common stock of the Company. FEC was a Utah corporation organized in 1973, primarily involved in acquisition, exploration and development of oil and gas properties, particularly natural gas coal seams.

         The Company's primary business purposes are (i) to act as general partner for Frontier Limited Partnership (the "Partnership") (see Note
         3) and, (ii) to acquire and develop additional properties with Delta Associates, Inc. (formerly Delta Partners, Inc.) ("Delta").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Financial instruments and credit risk

         Financial instruments which potentially subject the Company to credit risk include cash, accounts receivable, note receivable, and the production payment receivable. The Company maintains its cash with major domestic banks and investment companies. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits. Accounts receivables consist primarily of accrued interest on the note receivable. The production payment receivable is collectible solely from oil, gas and other hydrocarbons produced and sold from the oil and gas properties sold to the Partnership (see Notes 4 and 5). Reserves of oil, gas and other hydrocarbons are estimated and may or may not be recovered. If recovered in amounts which are more or less than the estimated amounts, the revenues therefrom will correspondingly increase or decrease. The market prices for the production also will impact revenues from the sales of production.

         Fair Value of Financial Instruments

         At October 31, 1997 and 1996, the Company estimates that the fair values of financial instruments approximate their recorded costs.


                            Page 34 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                          Notes to Financial Statements
                            October 31, 1997 and 1996


NOTE - 2 SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES (CONTINUED)

         Furniture and Equipment

         Furniture and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over an estimated useful life of five years.

         When properties are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation and amortization are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

         Oil and gas properties

         Frontier utilizes the full cost method of accounting for oil and gas exploration, development and production activities. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized in each cost center and amortized ratably as reserves within the cost center are produced. Should amortizable costs within a cost center exceed the present value of the estimated future net cash flows from proven reserves, the excess is charged to expense during the year in which the excess occurs.

         The provision for depreciation, depletion and amortization of capitalized costs is computed on a composite unit-of-production method, based on estimated proven reserves. All capitalized costs associated with proven reserves currently are included in the computation of such provision.

         Costs of acquiring unusually significant unproven properties for future development and associated development costs are excluded from costs amortized until the amount of proven reserves attributable to the properties has been determined. Until such a determination is made, the properties and development projects are assessed individually to ascertain whether impairment has occurred. If impairment is indicated, the amount of the impairment is expensed.

         Gains and losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves. The proceeds of all other sales or dispositions are accounted for as reductions in the cost of oil and gas properties.

         Revenue recognition

         Revenues from the sale of oil and gas are recognized when the oil and gas is delivered to the first purchaser.


                            Page 35 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                          Notes to Financial Statements
                            October 31, 1997 and 1996


NOTE 3 - INVESTMENT IN PARTNERSHIP

         On July 1, 1993, Frontier entered into a partnership agreement with Far Gas Acquisitions Corporation ("Far Gas") to form Frontier Limited Partnership (the "Partnership"), under which Frontier is the 1% general partner and Far Gas the 99% limited partner. In December of 1996, KLT Gas, Inc., of Kansas City, Missouri, purchased all of the stock of Far Gas. The Partnership was formed to acquire all of Frontier's interests in the oil and gas properties described in Note 4. Income or losses of the Partnership are allocated in accordance with provisions of the partnership agreement; generally based on the above percentages.

         The results of the Partnership's operations are as follows at December 31:


                  1997            1996
                --------        --------
Sales           $161,329        $128,806
                ========        ========

Net Loss        $126,388        $153,994
                ========        ========


NOTE 4 - OIL AND GAS PROPERTIES

         On July 29, 1993, the Company sold to the Partnership all of its interests in the Fruitland Coal Seam gas properties in the Carracas Canyon Federal Unit located in New Mexico pursuant to a Purchase and Sales Agreement (the "Agreement"). The effective date of the Agreement was July 1, 1993. The interests sold included, among other things, all of the Company's right in the leases, land and wells and production therefrom, rights in and to all agreements, product purchase and sale contracts and Section 29 federal tax credits ("Section 29 Credits") to which the Company was entitled by virtue of production from its working interests in nonconventional fuel sources and coal seam gas wells.

         The purchase price paid by the Partnership was $1,812,652, of which (i) $25,152 was paid in cash, (ii) $240,000 to be paid over three years in quarterly installments of principal plus interest at 7.25% per annum, and (iii) $1,547,500 payable pursuant to a reserved production payment, plus interest at 7.25% per annum. The properties sold to the Partnership represented substantially all the producing assets of the Company. The net book value of the properties sold was approximately $1,429,568, resulting in a deferred gain of $383,084 at the date of sale. Subsequently, this deferred gain was eliminated in connection with the recording of a valuation allowance primarily established during the year ended October 31, 1993 (see Note 5).


                            Page 36 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                          Notes to Financial Statements
                            October 31, 1997 and 1996


NOTE 4 - OIL AND GAS PROPERTIES (CONTINUED)

         The Agreement provides for the Company to receive a quarterly incentive payment per MMbtu of natural gas produced and sold from the properties through December 31, 2002. Such payments are to be adjusted annually by an amount equal to annual percentage changes in the GNP implicit price deflator. Initially, this amount totaled $0.33369 per MMbtu; it was adjusted to $0.34773, effective January 1, 1996.

         For the period ended October 31, 1997 and October 31, 1996, there were 86,773 mcf and 101,168 mcf, respectively, produced from the properties sold to the Partnership.


NOTE 5 - RELATED PARTY PRODUCTION PAYMENT RECEIVABLE

     Related party production payment receivable consists of the following:


                                          1997                1996
                                       -----------         -----------
         Principal
         Beginning of year             $ 1,324,092         $ 1,407,654
         Collections                      (110,319)            (83,562)
                                       -----------         -----------
         End of year                     1,213,773           1,324,092
                                       -----------         -----------

         Valuation Allowance

         Beginning of year                 912,719           1,120,433
         Adjustment                       (507,526)           (207,714)
                                       -----------         -----------
         End of year                       405,193             912,719
                                       -----------         -----------

         Net                               808,580             411,373
         Less current portion             (114,426)            (66,435)
                                       -----------         -----------

         Long-term                     $   694,154         $   344,938
                                       ===========         ===========

         The production payment receivable is dependent on the production and sales of the assigned production from the oil and gas properties sold to the Partnership. Based on prices in effect at October 31, 1997, it is probable that the Company will be unable to collect the aggregate principal and interest amounts scheduled in the Agreement. The Company has estimated the present value of future cash flows from production from these properties, based on an October 31, 1997 reserve study prepared by independent petroleum engineers, discounted at the contractually stated 7.25% interest rate.


                            Page 37 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                          Notes to Financial Statements
                            October 31, 1997 and 1996


NOTE 5 - PRODUCTION PAYMENT RECEIVABLES (CONTINUED)

         Actual future cash flows could vary significantly from the amounts estimated in the reserve study due to changes in the production, gas prices or expenses realized by the Partnership which could cause the valuation allowance to change materially in the near term. During fiscal years 1997 and 1996, the Company recognized gains amounting to $507,526 and $207,714 relating solely to changes in the valuation allowance. The Company recognized interest income amounting to $25,402 and $17,490 on this production payment receivable during fiscal years 1997 and 1996.

         As of October 31, 1997, discounted annual maturities of the production payment receivable, net of the current valuation allowance of $405,193, are estimated as follows:


                     Year Ending October 31,

                              1998                                 $  114,426
                              1999                                     75,267
                              2000                                    64,378
                              2001                                     55,678
                              Thereafter                              498,831
                                                                    ---------

                                                                   $  808,580
                                                                   ==========


NOTE 6 - FURNITURE AND EQUIPMENT

         Cost and accumulated depreciation of furniture and equipment is as follows at October 31:


                                               1997             1996
                                             --------         --------

         Cost                                $ 18,174         $ 18,174
         Accumulated depreciation             (11,206)          (8,206)
                                             --------         --------

                                             $  6,968         $  9,968
                                             ========         ========


NOTE 7 - COMMISSION INCOME RECEIVABLE

         The commission income receivable is the result of negotiating the sale of Section 29 tax credits between two unrelated parties. The receivable is payable based on tax credit dollars awarded the purchaser and is payable through March 2003. Actual collections could vary from the amount accrued.


                            Page 38 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                          Notes to Financial Statements
                            October 31, 1997 and 1996


NOTE 8 - INCOME TAXES

         On October 31, 1997, the Company had tax basis net operating loss and investment tax credit carryforwards, subject to limitations described below, totaling approximately $4,353,000 and $991 respectively. These carryforwards expire as follows:


                  Year Ending             Net Operating        Investment
                  October 31,                 Losses          Tax Credits
                  -----------             -------------       -----------
                     1998                   $ 1,006,000        $      351
                     1999                       672,000               640
                     2004                       948,000                 -
                     2005                       272,000                 -
                     2006                       262,000                 -
                     2007                        12,000                 -
                     2008                       319,000                 -
                     2009                       181,000                 -
                     2010                       344,000                 -
                     2011                       184,000                 -
                                            -----------       -----------

                                            $ 4,200,000        $      991
                                            ===========        ==========


         No tax benefit has been reported in the accompanying financial statements because the Company believes there is at least a 50% chance that the net operating loss and investment tax credit carryforwards will expire unused (approximately $663,000 and $1,019,000 expired during the years ended October 31, 1997 and 1996, respectively). Accordingly, the $1,480,020 tax benefit of these carryforwards has been offset by a valuation allowance of the same amount.

         Deferred income taxes result from timing differences in reporting income and expenses for financial statement and income tax purposes. The primary sources of deferred income taxes result from: (i) net operating loss carryforwards, (ii) the use of different methods of depreciation for income tax and financial statement purposes; and,
         (iii) the installment sales method for income tax purposes to recognize the gain on the sale of oil and gas properties.


                            Page 39 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                          Notes to Financial Statements
                            October 31, 1997 and 1996


NOTE 8 - INCOME TAXES (CONTINUED)

         The Company's deferred tax assets and liabilities at June 30 are as follows:


                                                                         1997                    1996
                                                                      -----------             -----------
         Current deferred tax assets:
         Loss carryforwards                                           $ 1,428,000             $ 1,665,944
                                                                      -----------             -----------

         Deferred income taxes, long-term:
         Depreciation                                                      (1,001)                 (2,033)
         Production payment receivable valuation allowance                137,766                 310,324
                                                                      -----------             -----------

           Total deferred income taxes, long term                         136,765                 308,291
                                                                      -----------             -----------

           Total deferred assets                                        1,564,765               1,974,235

         Valuation allowance                                           (1,564,765)             (1,974,235)
                                                                      -----------             -----------

           Total net deferred income taxes                            $       -0-             $       -0-
                                                                      ===========             ===========


         The deferred tax asset value allowance decreased by $357,508 and by $332,231 for the years ended October 31, 1997 and 1996, respectively, due mainly to an expiration of certain net operating loss carryforwards and changes in the production payment valuation allowance.

         For federal income tax purposes, options granted to Delta Partners, Inc. in December 1991 (see Note 13) resulted in an ownership change as defined in Section 382 of the Internal Revenue Code of 1954, as amended (the "Code"). The Code imposes substantial limitations on the use of tax carryforwards which have originated prior to such changes in ownership.

         The differences between the effective rate of income tax expense (benefits) at October 31, 1997 and 1996 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income (loss) before income tax expense are explained below according to the tax implications of various items of income or expense.


                                                                   1997              1996
                                                               -----------       --------
         Provision for income tax expense (benefit)
           at U.S. statutory rates                              $  179,814         $  (6,240)
         Increase (decrease) in tax provision
           resulting from:
                  Non-deductible entertainment expense               2,593             1,868
                  Net operating loss carryforward                 (182,407)            4,732
                                                                ----------         ---------
         Income tax expense                                     $      -0-         $     -0-
                                                                ==========         =========


                            Page 40 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                          Notes to Financial Statements
                            October 31, 1997 and 1996


NOTE 9 - LINE OF CREDIT

         The Company has a line of credit with a bank, which provides for maximum borrowings of $40,000 plus interest at the rate of prime plus 6.75%.


NOTE 10 - TREASURY STOCK NOTE PAYABLE TO RELATED PARTY

         In July 1996, the Company entered into an escrow agreement with a stockholder to acquire from the Thomas A. Morris Estate, 200,000 shares of the Company's stock for $60,000. The note is payable in monthly installments of $1,000 plus interest at 6%.


NOTE 11 - COMMITMENTS

         The Company leases office space for $2,719 per month under an operating lease agreement expiring April 1998.

         Total rent expense under operating leases for the periods ending October 31, 1997 and 1996 was $28,185 and $26,427, respectively.


NOTE 12 - NON-CASH INVESTING AND FINANCING ACTIVITIES

         During 1996, the Company acquired 200,000 shares of treasury stock in exchange for a note payable of $60,000 to a related party.


NOTE 13 - RELATED PARTY TRANSACTIONS

         The Chairman of the Company's Board of Directors is an attorney who, in addition to providing legal services for the Company, conducts a limited amount of law business out of the Company's offices.

         Frontier, as general partner for the Partnership, incurs expenses on behalf of the Partnership. All such expenses are absorbed by the Company.

         The Company is party to an agreement with Delta Associates, Inc. The agreement includes: (a) a management agreement; (b) a stock option agreement; and, (c) an oil and gas prospects agreement.


                           Page 41 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                          Notes to Financial Statements
                            October 31, 1997 and 1996


NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

         Frontier granted to Delta an option to purchase 1,190,476 shares of Frontier's common stock at $0.42 per share. Management fees are paid from funds received through Delta's exercise of these options. Delta has exercised options to purchase 546,607 of Frontier common stock at $0.42 per share through October 31, 1997.

         The stock option issued to Delta may be exercised at any time in whole or in part through January 1, 1999. The option contains anti-dilution provisions in the event of stock split, stock dividend, other changes in the character or amount of Frontier's stock, or in the event of a business combination of Frontier with another entity. The option agreement provides for restrictions on transfer of the stock including restrictions on transfer in the event of a future underwriting of Frontier's stock.

         Frontier has an option under which it may acquire an interest in oil and gas prospects developed by Delta. Under the oil and gas prospects option agreement described below, Frontier is entitled to exercise the option with respect to a particular prospect upon payment of an amount equal to one half (1/2) of the amounts Delta paid out as its cost for prospect generation and acquisition.

         Under the oil and gas prospects option agreement, Delta granted Frontier an option to purchase a 50% interest in any oil and gas prospects developed by Delta through January 1, 1999. The option relates to the net interest retained by Delta (after all overrides, working interests and concessions to third parties) with respect to any oil and gas prospect developed by Delta throughout the option term. The purchase price of the option interest shall be the sum of: (a) the Company's pro rata portion (up to one-half) of all Delta's actual out-of-pocket expenses incurred in the generation, development and sale of such prospect (not including any provision for Delta's overhead); plus (b) a bonus of 10% of the purchase price if Delta has retained an interest in a prospect which shall then be productive. The purchase price shall be payable in cash at the time of each exercise. Frontier may elect to pay the bonus in either cash or in Frontier's common stock at a price equal to the market price of Frontier's common stock at the time of exercise of this option.


NOTE 14 - BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION

         Prior to the sale of oil and gas properties noted in Note 4, the Company was engaged in the exploration and development of oil and gas properties in only one cost center, the United States.

         All gas produced by the Partnership, during the periods ended October 31, 1997 and 1996 was sold to Northwest Pipeline Corporation.


                            Page 42 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                 Unaudited Supplementary Oil and Gas Information
                            October 31, 1997 and 1996


Pursuant to the sale of oil and gas properties, described in Note 4, information provided for the periods ended October 31, 1997 and 1996 relate to Frontier Limited Partnership.

Capitalized costs

Total capitalized costs relating to oil and gas exploration and development were as follows:


                                                           1997                    1996
                                                        -----------             -----------

Oil and gas properties being amortized                   $1,873,897              $1,814,086
Less: accumulated depletion and amortization               (727,574)               (609,245)
                                                        -----------             -----------


Net capitalized costs                                    $1,146,323              $1,204,841
                                                        ===========             ===========


Costs Incurred

No costs relating to oil and gas property acquisition, exploration or development activities were incurred during the periods October 31, 1997 and 1996.

Results from oil and gas operations

The following summarizes the results of operations for oil and gas producing activities:

                                              1997                 1996
                                           ---------            ---------

Gas Sales                                   $161,329             $128,806
                                           ---------            ---------

Production expenses                           31,675               24,460
Depletion                                    118,051              125,848
                                           ---------            ---------
                                             149,726              150,308
                                           ---------            ---------

Results of operations from
producing activities (excluding
corporate overhead)                          $11,603             $(21,502)
                                           =========            =========


See independent auditor's report at page 29.


                            Page 43 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                 Unaudited Supplementary Oil and Gas Information
                            October 31, 1997 and 1996


Oil and gas reserve data

The following presents the Partnership's estimates of its proven natural gas reserves. Proven developed reserves are the estimated quantities of natural gas which geological and engineering data demonstrated with reasonable certainty to be recoverable by primary producing mechanisms in future years from known producing reservoirs under existing economic and operating conditions. In general, the estimated proven producing reserves are supported by actual production. The Partnership emphasizes that these estimates are inherently imprecise and may change as further information becomes available.

Gas reserves are stated in thousands of cubic feet (Mcf). All reserves are located within the United States. There were no proven undeveloped reserves as at October 31, 1997 or 1996.


                                                     Gas (Mcf)
                                                   -----------

               At October 31, 1995                  1,089,530
                 Production                          (101,168)
                 Revision of previous estimate       (149,362)
                                                   ----------
               At October 31, 1996                    839,000
                                                   ----------
                 Production                           (86,773)
                 Revision of previous estimate         78,773
                                                   ----------
               At October 31, 1997                    831,000
                                                   ==========


The standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows represents the value of such net cash flows discounted at 10%. The standardized measure does not purport to be an estimate of the fair market value of the Partnership's proven reserves. An estimate of fair value would also take into account, among other things, the expected recovery of reserves in excess of proven reserves, anticipated changes in future prices and costs, and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas.

Estimates of cash inflows and production expenses are based on those currently being experienced by the Partnership. A gas price of $2.52 per MMbtu was used for October 31, 1997 in the estimation of future cash inflows. No provision for federal income taxes has been made, as it is estimated that the Partnership's net operating loss carryforwards, Section 29 Credits, and overhead expenses are allocated to the individual partners.


See independent auditor's report at page 29.


                            Page 44 of 46 total pages

                           FRONTIER OIL & GAS COMPANY
                 Unaudited Supplementary Oil and Gas Information
                              October 1997 and 1996


The standardized measure of discounted future net cash flows (continued)

The following presents the Partnership's estimates of the standardized measure of discounted future net cash flows from future production of proven oil and gas reserves.


                                                                     October 31,
                                                                        1997
                                                                    ------------
      Future cash inflows                                            $2,095,180
      Future production expenses                                       (664,688)
                                                                    ------------
      Future net cash flow                                            1,430,492
      Discount for estimated timing of cash flows at 10%               (691,463)
                                                                    -----------

      Standardized measure of discounted future net
        cash flows                                                     $739,029
                                                                    ===========

The following summarizes changes in the standardized measure of discounted future net cash flows:


      At October 31, 1995                                                $ 265,371
      Sales, net of production expenses                                   (104,346)
      Net changes in prices and revision of quantity estimate              218,059
                                                                         ---------

      At October 31, 1996                                                  379,084
      Sales, net of production expenses                                   (129,654)
      Net changes in prices and revision of quantity estimate              489,599
                                                                         ---------

      At October 31, 1997                                                $ 739,029
                                                                         =========

In management's opinion, the accretion of discount is insignificant and therefore has not been presented.


See independent auditor's report at page 29.


                            Page 45 of 46 total pages

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FRONTIER OIL & GAS COMPANY
                                                        (Registrant)

                                                By /s/  Robert M. Davant
                                                   ----------------------
                                                Robert M. Davant
                                                Chairman and Chief Executive
                                                Officer
                                                Date   September 18, 1998
                                                   ----------------------
         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date      September 18, 1998                       /s/  Robert M. Davant
         -----------------------                ------------------------

                                                Robert M. Davant
                                                Chairman of the Board, Chief
                                                Executive Officer and Treasurer
                                                (Chief Financial Officer and
                                                Principal Accounting Officer)


Date      September 18, 1998                       /s/  Dennis A. Jones
         -----------------------                ------------------------

                                                Dennis A. Jones
                                                President and Director

Date      September 18, 1998                       /s/  Lani Kirsch
         -----------------------                ------------------------

                                                Lani Kirsch
                                                Director

Date      September 18, 1998                       /s/  Pauline A. Wilbraham
         -----------------------                ------------------------

                                                Pauline A. Wilbraham
                                                Secretary


                            Page 46 of 46 total pages