Form 10-Q
period 1998-01-31
FRONTIER OIL & GAS CO /DE
filed 1999-01-15
CIK 906350

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  1/31/98  or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

Commission file number  211662

                           Frontier Oil & Gas Company
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                   76-0392937
---------------------------------------     ----------------------------------
  (State or Other Jurisdiction of                     (IRS Employer
   Incorporation or Organization)                   Identification No.)

    1717 St. James Place, Suite 380
          Houston, Texas                                    77056
---------------------------------------     ----------------------------------
(Address of Principal Executive Office)                  (Zip Code)

                                 (713)622-2798
------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No  X
   -----   -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      No
   -----   -----

                           FRONTIER OIL & GAS COMPANY
                                 Balance Sheets

                                     ASSETS
                                                                                                            January 31,
                                                                                                   ------------------------------
                                                                                                      1998               1997
                                                                                                   -----------        -----------
Current Assets
      Cash                                                                                         $     2,224        $    52,245
      Accounts receivable, related parties                                                              48,729             75,348
      Commission income receivable                                                                      30,550                 --
      Related party production payment receivable, net of allowance                                    114,426             66,435
      Prepaid expenses                                                                                      --              3,479
                                                                                                   -----------        -----------

              Total current assets                                                                     195,929            197,507

      Commission income receivable                                                                     107,611                 --
      Related party production payment receivable, less
          current portion, net of allowance                                                            672,789            220,786
      Furniture and equipment, net of accumulated depreciation
          of $11,956 in 1998 and $8,956 in 1997                                                          6,218              9,218
      Investment in partnership                                                                          4,581              4,342
                                                                                                   -----------        -----------

                    Total assets                                                                   $   987,128        $   431,853
                                                                                                   ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                                             $   127,057        $   229,166
      Line of credit                                                                                    34,964             18,021
      Current portion of treasury stock note payable                                                    12,561             12,177
                                                                                                   -----------        -----------

              Total current liabilities                                                                174,582            259,364
                                                                                                   -----------        -----------

Treasury stock note payable                                                                             31,000             42,823
                                                                                                   -----------        -----------

Commitments

Shareholders' equity:
      Preferred stock 100,000 shares authorized; $1.00 par value,
          no shares outstanding                                                                             --                 --
          Common stock, 25,000,000 shares authorized; $.02 par value,
          3,509,233 shares issued at January 31, 1998 and 1997                                          70,184             70,118
Capital in excess of par                                                                             1,873,564          1,873,630
Treasury stock, 200,000 shares, at cost                                                                (60,000)           (60,000)
Retained deficit                                                                                    (1,102,202)        (1,754,082)
                                                                                                   -----------        -----------

              Total shareholders' equity                                                               781,546            129,666
                                                                                                   -----------        -----------

              Total liabilities and shareholders' equity                                           $   987,128        $   431,853
                                                                                                   ===========        ===========

                           FRONTIER OIL & GAS COMPANY
                            Statements of Operations



                                                   Quarter ended January 31,
                                                ------------------------------
                                                    1998               1997
                                                -----------        -----------
Revenues:
      Interest income                           $    14,561        $    27,048
      Incentive income                                5,369              8,439
      Commission income                                  --             92,094
      Other income                                      349                 --
                                                -----------        -----------

                                                     20,279            127,581
                                                -----------        -----------

Other Income (Expenses):
      General and administration expenses           (69,591)           (64,875)
      Interest Expense                               (1,830)            (1,124)
                                                -----------        -----------

                                                    (71,421)           (65,999)
                                                -----------        -----------

                  Net gain (loss)                   (51,142)            61,582
                                                ===========        ===========

Net gain (loss) per common share                $     (0.01)       $      0.02
                                                ===========        ===========

Weighted average shares outstanding               3,309,233          3,469,051
                                                ===========        ===========

                           FRONTIER OIL & GAS COMPANY
                            Statements of Cash Flows


                                                                 Quarter ended January 31,
                                                                 -------------------------
                                                                           1998
                                                                           ----
Cash flows from operating activities:
      Net gain (loss)                                                    $(51,142)
      Adjustments:
        Depreciation                                                          750
        Changes in current assets and liabilities
          Accounts receivable, related parties                              2,582
          Commission income receivable                                      7,818
          Prepaid expenses                                                  1,241
          Accounts payable                                                  7,921
                                                                         --------

              Net cash used by operating activities                       (30,830)
                                                                         --------

Cash flows from investing activities:
      Collections on related party notes receivable                            --
      Collections on related party production payment receivable           21,365
      Purchase of furniture and equipment                                      --
      Investment in partnership                                                (8)
      Investment in oil and gas properties                                  5,434
                                                                         --------

              Net cash provided by investing activities                    26,791

Cash flows from financing activities:
      Proceeds from sale of stock                                              --
      Borrowings on line of credit                                         10,000
      Repayments on line of credit                                         (1,208)
      Repayments of treasury stock note payable                            (3,000)
                                                                         --------

                  Net cash (used) provided by financing activities          5,792
                                                                         --------

Net (decrease) increase in cash                                             1,753

Cash at beginning of year                                                     471
                                                                         --------

Cash at end of year                                                      $  2,224
                                                                         ========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                             $  1,830
                                                                         ========

                           FRONTIER OIL & GAS COMPANY
                  Statements of Changes in Shareholders' Equity





                                       Common Stock
                               ---------------------------    Capital in         Treasury        Retained
                                  Shares           Amount    Excess of Par         Stock          Deficit             Total
                               -----------      -----------  --------------     ------------     -----------      -----------

Balance at
   October 31, 1995              3,454,472      $    69,089     $ 1,851,659     $        --      $(1,561,569)     $   359,179

Stock issued                        54,761            1,095          21,905              --               --           23,000

Purchase of Treasury Stock        (200,000)              --              --         (60,000)              --          (60,000)

Net loss                                --               --              --              --          (18,355)         (18,355)
                               -----------      -----------     -----------     -----------      -----------      -----------

Balance at
  October 31, 1996               3,309,233           70,184       1,873,564         (60,000)      (1,579,924)         303,824

Net income                              --               --              --              --          528,864          528,864
                               -----------      -----------     -----------     -----------      -----------      -----------

Balance at
  October 31, 1997               3,309,233           70,184       1,873,564         (60,000)      (1,051,060)         832,688

Net (loss)                              --               --              --              --          (51,142)         (51,142)
                               -----------      -----------     -----------     -----------      -----------      -----------

Balance at
  January 31, 1998               3,309,233      $    70,184     $ 1,873,564     $   (60,000)     $(1,102,202)     $   781,546
                               ===========      ===========     ===========     ===========      ===========      ===========



                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FRONTIER OIL & GAS COMPANY
                                  (Registrant)




Date: December 15, 1998                    By /s/ Robert M. Davant
                                             ----------------------------------
                                             Robert M. Davant, Chairman of the
                                             Board, Chief Executive Officer,
                                             Treasurer, Chief Financial Officer
                                             and Principal Accounting Officer