Form 10-Q
period 1998-04-30
FRONTIER OIL & GAS CO /DE
filed 1999-01-15
CIK 906350

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended 4/30/98 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ___________________

Commission file number 211662

                           Frontier Oil & Gas Company
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                76-0392937
--------------------------------------  ----------------------------------------
    (State or Other Jurisdiction of                  (IRS Employer
    Incorporation or Organization)                Identification No.)

   1717 St. James Place, Suite 380
            Houston, Texas                               77056
--------------------------------------  ----------------------------------------
(Address of Principal Executive Office)                (Zip Code)

                               (713)622-2798
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No  X
   ---    ---

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

Yes     No
   ---     ---

                           FRONTIER OIL & GAS COMPANY
                                 Balance Sheets

                                     ASSETS

                                                                                            April 30,
                                                                                ---------------------------------
                                                                                    1998                  1997
                                                                                -----------           -----------
Current Assets
     Cash                                                                       $     1,976           $    41,503
     Accounts receivable, related parties                                            44,091                76,891
     Commission income receivable                                                    30,550                    --
     Related party production payment receivable, net of allowance                  114,426                66,435
     Prepaid expenses                                                                    --                 2,513
                                                                                -----------           -----------

          Total current assets                                                      191,043               187,342

     Commission income receivable                                                   107,611                    --
     Related party production payment receivable, less
        current portion, net of allowance                                           663,821               220,786
     Furniture and equipment, net of accumulated depreciation
        of $12,706 in 1998 and $9,706 in 1997                                         5,468                 8,468
     Investment in partnership                                                        4,581                 4,342
     Investment in oil and gas properties                                                --                 5,316
                                                                                -----------           -----------

          Total assets                                                          $   972,524           $   426,254
                                                                                ===========           ===========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                           $   149,990           $   182,514
     Line of credit                                                                  38,589                 8,587
     Current portion of treasury stock note payable                                  12,561                12,177
                                                                                -----------           -----------

          Total current liabilities                                                 201,140               203,278
                                                                                -----------           -----------

Treasury stock note payable                                                          30,000                39,823
                                                                                -----------           -----------

Commitments

Shareholders' equity:
     Preferred stock 100,000 shares authorized; $1.00 par value,
        no shares outstanding                                                            --                    --
        Common stock, 25,000,000 shares authorized; $.02 par value,
        3,509,233 shares issued at April 30, 1998 and 1997                           70,184                70,118
Capital in excess of par                                                          1,873,564             1,873,630
Treasury stock, 200,000 shares, at cost                                             (60,000)              (60,000)
Retained deficit                                                                 (1,142,364)           (1,700,595)
                                                                                -----------           -----------

          Total shareholders' equity                                                741,384               183,153
                                                                                -----------           -----------

          Total liabilities and shareholders' equity                            $   972,524           $   426,254
                                                                                ===========           ===========

                           FRONTIER OIL & GAS COMPANY
                            Statements of Operations



                                                     April 30, 1998                   April 30, 1997
                                             ---------------------------       ----------------------------
                                              1 Quarter       2 Quarters        1 Quarter       2 Quarters
                                             -----------      -----------      -----------      -----------
Revenues:
     Interest income                         $    14,189      $    28,750      $    61,444      $    88,492
     Incentive income                              1,678            7,047            7,035           15,474
     Commission income                                --               --               --           92,094
     Other income                                     --              349               74               74
                                             -----------      -----------      -----------      -----------

                                                  15,867           36,146           68,553          196,134
                                             -----------      -----------      -----------      -----------

Other Income (Expenses):
     General and administration expenses         (54,546)        (124,137)         (12,658)         (77,533)
     Interest Expense                             (1,483)          (3,313)          (2,408)          (3,532)
                                             -----------      -----------      -----------      -----------

                                                 (56,029)        (127,450)         (15,066)         (81,065)
                                             -----------      -----------      -----------      -----------

          Net gain (loss)                    $   (40,162)     $   (91,304)     $    53,487      $   115,069
                                             ===========      ===========      ===========      ===========


Net gain (loss) per common share             $     (0.01)     $     (0.03)     $      0.02      $      0.03
                                             ===========      ===========      ===========      ===========

Weighted average shares outstanding            3,309,233        3,309,233        3,469,051        3,469,051
                                             ===========      ===========      ===========      ===========

                           FRONTIER OIL & GAS COMPANY
                            Statements of Cash Flows


                                                                   Quarter ended April 30, 1998
                                                                   ----------------------------
                                                                      1 Quarter     2 Quarters
                                                                   ------------     -----------
Cash flows from operating activities:
      Net gain (loss)                                                  $(40,162)     $(91,304)
      Adjustments:
        Depreciation                                                        750         1,500
        Changes in current assets and liabilities
          Accounts receivable, related parties                            4,638         7,220
          Commission income receivable                                       --         7,818
          Prepaid expenses                                                   --         1,241
          Accounts payable                                               22,933        30,854
                                                                       --------      --------

              Net cash used by operating activities                     (11,841)      (42,671)
                                                                       --------      --------

Cash flows from investing activities:
      Collections on related party notes receivable                          --            --
      Collections on related party production payment receivable          8,968        30,333
      Purchase of furniture and equipment                                    --            --
      Investment in partnership                                              --            (8)
      Investment in oil and gas properties                                   --         5,434
                                                                       --------      --------

              Net cash provided by investing activities                   8,968        35,759
                                                                       --------      --------

Cash flows from financing activities:
      Proceeds from sale of stock                                            --            --
      Borrowings on line of credit                                        5,000        15,000
      Repayments on line of credit                                       (1,375)       (2,583)
      Repayments of treasury stock note payable                          (1,000)       (4,000)
                                                                       --------      --------

                  Net cash (used) provided by financing activities        2,625         8,417
                                                                       --------      --------

Net (decrease) increase in cash                                            (248)        1,505

Cash at beginning of year                                                 2,224           471
                                                                       --------      --------

Cash at end of year                                                    $  1,976      $  1,976
                                                                       ========      ========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                           $  1,483      $  3,313
                                                                       ========      ========

                           FRONTIER OIL & GAS COMPANY
                  Statements of Changes in Shareholders' Equity




                                       Common Stock
                               ---------------------------    Capital in         Treasury        Retained
                                  Shares           Amount    Excess of Par         Stock          Deficit             Total
                               -----------      -----------  --------------     ------------     -----------      -----------

Balance at
  October 31, 1995               3,454,472      $    69,089     $ 1,851,659     $        --      $(1,561,569)     $   359,179

Stock issued                        54,761            1,095          21,905              --               --           23,000

Purchase of Treasury Stock        (200,000)              --              --         (60,000)              --          (60,000)

Net loss                                --               --              --              --          (18,355)         (18,355)
                               -----------      -----------     -----------     -----------      -----------      -----------

Balance at
  October 31, 1996               3,309,233           70,184       1,873,564         (60,000)      (1,579,924)         303,824

Net income                              --               --              --              --          528,864          528,864
                               -----------      -----------     -----------     -----------      -----------      -----------

Balance at
  October 31, 1997               3,309,233           70,184       1,873,564         (60,000)      (1,051,060)         832,688

Net (loss)                              --               --              --              --          (91,304)         (91,304)
                               -----------      -----------     -----------     -----------      -----------      -----------

Balance at
  April 30, 1998                 3,309,233      $    70,184     $ 1,873,564     $   (60,000)     $(1,142,364)     $   741,384
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