Form 10-Q
period 1998-07-31
FRONTIER OIL & GAS CO /DE
filed 1999-01-15
CIK 906350

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  7/31/98  or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

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

Yes      No
   -----   -----

                           FRONTIER OIL & GAS COMPANY
                                 Balance Sheets


                                     ASSETS
                                                                                             July 31,
                                                                                  ------------------------------
                                                                                      1998              1997
                                                                                  -----------        -----------
Current Assets
      Cash                                                                        $     2,235        $    14,357
      Accounts receivable, related parties                                             50,196             85,475
      Commission income receivable                                                     30,550                 --
      Related party production payment receivable, net of allowance                   114,426             66,435
      Prepaid expenses                                                                     --              2,554
                                                                                  -----------        -----------

              Total current assets                                                    197,407            168,821

      Commission income receivable                                                     97,004                 --
      Related party production payment receivable, less
          current portion, net of allowance                                           657,986            344,938
      Furniture and equipment, net of accumulated depreciation
          of $13,456 in 1998 and $10,456 in 1997                                        4,718              7,718
      Investment in partnership                                                         4,581              4,501
      Investment in oil and gas properties                                                 --              5,316
                                                                                  -----------        -----------

                    Total assets                                                  $   961,696        $   531,294
                                                                                  ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                            $   183,601        $   238,873
      Line of credit                                                                   37,284             14,314
      Current portion of treasury stock note payable                                   12,561             12,177
                                                                                  -----------        -----------

              Total current liabilities                                               233,446            265,364
                                                                                  -----------        -----------

Treasury stock note payable                                                            28,000             37,128
                                                                                  -----------        -----------

Commitments

Shareholders' equity:
      Preferred stock 100,000 shares authorized; $1.00 par value,
          no shares outstanding                                                            --                 --
          Common stock, 25,000,000 shares authorized; $.02 par value,
          3,509,233 shares issued at July 31, 1998 and 1997                            70,184             70,184
Capital in excess of par                                                            1,873,564          1,873,564
Treasury stock, 200,000 shares, at cost                                               (60,000)           (60,000)
Retained deficit                                                                   (1,183,498)        (1,654,946)
                                                                                  -----------        -----------

              Total shareholders' equity                                              700,250            228,802
                                                                                  -----------        -----------

              Total liabilities and shareholders' equity                          $   961,696        $   531,294
                                                                                  ===========        ===========

                           FRONTIER OIL & GAS COMPANY
                            Statements of Operations



                                                          July 31, 1998                        July 31, 1997
                                                ------------------------------        -------------------------------
                                                 1 Quarter         3 Quarters          1 Quarter         3 Quarters
                                                -----------        -----------        -----------        -----------
Revenues:
      Interest income                           $     9,392        $    38,142        $     9,512        $    98,004
      Incentive income                                6,106             13,153              1,960             17,434
      Commission income                                  --                 --            (85,335)             6,759
      Other income                                       --                349                506                580
                                                -----------        -----------        -----------        -----------

                                                     15,498             51,644            (73,357)           122,777
                                                -----------        -----------        -----------        -----------

Other Income (Expenses):
      General and administration expenses           (54,824)          (178,961)           (46,092)          (123,625)
      Interest Expense                               (1,808)            (5,121)              (337)            (3,869)
                                                -----------        -----------        -----------        -----------

                                                    (56,632)          (184,082)           (46,429)          (127,494)
                                                -----------        -----------        -----------        -----------

                  Net gain (loss)               $   (41,134)       $  (132,438)       $  (119,786)       $    (4,717)
                                                ===========        ===========        ===========        ===========


Net gain (loss) per common share                $     (0.01)       $     (0.04)       $     (0.03)       $      0.00
                                                ===========        ===========        ===========        ===========

Weighted average shares outstanding               3,309,233          3,309,233          3,469,051          3,469,051
                                                ===========        ===========        ===========        ===========


                           FRONTIER OIL & GAS COMPANY
                            Statements of Cash Flows


                                                                        Quarter ended July 31, 1998
                                                                         --------------------------
                                                                         1 Quarter       3 Quarters
                                                                         ---------        ---------
Cash flows from operating activities:
      Net gain (loss)                                                    $ (41,134)       $(132,438)
      Adjustments:
        Depreciation                                                           750            2,250
        Changes in current assets and liabilities
          Accounts receivable, related parties                              (6,105)           1,115
          Commission income receivable                                      10,607           18,425
          Prepaid expenses                                                      --            1,241
          Accounts payable                                                  33,611           64,465
                                                                         ---------        ---------

              Net cash used by operating activities                         (2,271)         (44,942)
                                                                         ---------        ---------

Cash flows from investing activities:
      Collections on related party notes receivable                             --               --
      Collections on related party production payment receivable             5,835           36,168
      Purchase of furniture and equipment                                       --               --
      Investment in partnership                                                 --               (8)
      Investment in oil and gas properties                                      --            5,434
                                                                         ---------        ---------

              Net cash provided by investing activities                      5,835           41,594
                                                                         ---------        ---------

Cash flows from financing activities:
      Proceeds from sale of stock                                               --               --
      Borrowings on line of credit                                              --           15,000
      Repayments on line of credit                                          (1,305)          (3,888)
      Repayments of treasury stock note payable                             (2,000)          (6,000)
                                                                         ---------        ---------

                  Net cash (used) provided by financing activities          (3,305)           5,112
                                                                         ---------        ---------

Net (decrease) increase in cash                                                259            1,764

Cash at beginning of year                                                    1,976              471
                                                                         ---------        ---------

Cash at end of year                                                      $   2,235        $   2,235
                                                                         =========        =========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                             $   1,808        $   5,121
                                                                         =========        =========



                           FRONTIER OIL & GAS COMPANY
                  Statements of Changes in Shareholders' Equity



                                       Common Stock
                               ---------------------------    Capital in         Treasury        Retained
                                  Shares           Amount    Excess of Par         Stock          Deficit             Total
                               -----------      -----------  --------------     ------------     -----------      -----------


Balance at
  October 31, 1995               3,454,472      $    69,089     $ 1,851,659     $        --      $(1,561,569)     $   359,179

Stock issued                        54,761            1,095          21,905              --               --           23,000

Purchase of Treasury Stock        (200,000)              --              --         (60,000)              --          (60,000)

Net loss                                --               --              --              --          (18,355)         (18,355)
                               -----------      -----------     -----------     -----------      -----------      -----------

Balance at
  October 31, 1996               3,309,233           70,184       1,873,564         (60,000)      (1,579,924)         303,824

Net income                              --               --              --              --          528,864          528,864
                               -----------      -----------     -----------     -----------      -----------      -----------

Balance at
  October 31, 1997               3,309,233           70,184       1,873,564         (60,000)      (1,051,060)         832,688

Net (loss)                              --               --              --              --         (132,438)        (132,438)
                               -----------      -----------     -----------     -----------      -----------      -----------

Balance at
  July 31, 1998                  3,309,233      $    70,184     $ 1,873,564     $   (60,000)     $(1,183,498)     $   700,250
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