Form 10KSB40
period 1998-10-31
FRONTIER OIL & GAS CO /DE
filed 2000-07-24
CIK 906350

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1998
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 211662

                           FRONTIER OIL & GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                         76-0392937
(State or Other Jurisdiction of                        (I.R.S Employer
 Incorporation or Organization)                         Identification No.)

               9839 WHITHORN DRIVE
               SUITE B
               HOUSTON, TEXAS                                77095
(Address of Principal Executive Offices)                  (Zip Code)


       Registrant's telephone number, including area code: (281) 856 6199

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS

                     COMMON STOCK, PAR VALUE $0.02 PER SHARE

               INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS.
YES [ ]    NO [X]

               INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

  REGISTRANT'S REVENUES FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998 .... $80,344

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
YES [ ]   NO [ ]

      AS OF OCTOBER 31, 1998, THERE WERE 3,313,519 SHARES OF REGISTRANT'S STOCK OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT CANNOT BE DETERMINED AT THIS TIME. THE LAST QUOTED HIGH BID AND LOW ASKED PRICES IN THE OVER-THE-COUNTER MARKET WERE $.03 AND $.01, RESPECTIVELY, ON SEPTEMBER 20, 1985.


NOTE:  THE EXHIBIT INDEX (PART IV, ITEM 1) APPEARS ON PAGES 24 AND 25.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION:                                                PAGE
-----------------------                                                 ----
                                    PART I


1      Business                                                            5

2      Properties and Production                                          12

3      Legal Proceedings                                                  16

4      Submission of Matters to a Vote of Security Holders                16


                                     PART II

5     Market for Registrant's Common Stock and Related
      Security Holder Matters                                             17

6     Management's Discussion and Analysis of Financial
      Conditions and Results of Operations                                18

7     Financial Statements and Supplementary Data                         19

8     Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                                19

                                    PART III

9.    Directors and Executive Officers of the Registrant                  20

10.   Executive Compensation                                              21

11.   Security Ownership of Certain Beneficial Owners and
      Management                                                          22

12.   Certain Relationships and Related Transactions                      23


                                    PART IV
13.   Exhibits, Financial Statements, Schedules and Reports              24
      on Form 8-K

                                     PART I

--------------------------------------------------------------------------------

                                ITEM 1. BUSINESS

--------------------------------------------------------------------------------



Frontier Oil & Gas Company, is a Delaware corporation ("Frontier" or the "Company") with its principal business offices at 9839 Whithorn Drive, Suite B, Houston, Texas 77095. The Company's primary business is acting as general partner for a Partnership, described below, which holds an interest in certain coal seam gas properties in Rio Arriba County, New Mexico. The Company seeks to acquire and develop oil and gas properties. Previously, the Company, through its predecessors, acquired non-producing oil and gas leases, which it assigned to third parties for cash and a residual interest. Those properties are currently developed and held by production. The Company also previously engaged in the production and sale of oil and gas. The Company, through 1998, brokered the sale of coal seam gas properties which generate tax credits under the internal revenue code.

FRONTIER PRODUCTION LIMITED PARTNERSHIP. Pursuant to an agreement effective as of July 1, 1993, the Company sold all of its Fruitland Coal Seam gas properties in the Carracas Canyon Federal Unit in Rio Arriba County, New Mexico, to Frontier Production Limited Partnership (the "Partnership"), a Texas Limited Partnership, of which the Company is the general partner and FAR Gas Acquisitions Corporation is the limited partner. The Company, as general partner, manages the properties and, after expenses, is entitled to 1.0% of the revenues of the Partnership, and is obligated for 1.0% of the expenses. The limited partner is entitled to 99.0% of the revenues and is obligated for 99.0% of the expenses.

The purchase price paid by the Partnership to the Company was $1,812,652, of which $25,152 was paid in cash, with the balance to be paid in deferred payments which bear interest at 7.25% per annum. The sum of $240,000 was paid to the Company in quarterly installments of principal and interest, commencing October 1, 1993. The balance of $1,547,500 is payable pursuant to a reserved production payment, when, as and if gas is produced and sold. In addition, the Partnership is obligated to make quarterly incentive payments to the Company, equal to 35% of the value of the Section 29 tax credits earned from all natural gas produced and sold from the property through December 31, 2002. During the one year period ended October 31, 1998, the Company earned $23,148 in incentive payments and was paid $38,736 in respect of the reserved production payment. After the Partnership has produced and sold 1,170,000 Mcf of gas, the Company, as general partner, will be entitled to 70.0% of the Partnership revenues and be obligated for 70.0% of the expenses, and the limited partner's interest will be reduced to 30.0%. To date, the Partnership has produced and sold 605,791 Mcf of gas.

The $1,547,500 production payment is payable solely from the sale of production when, as and if produced. If the gas prices in effect at October 31, 1998 were to remain constant, the Company would be unable to collect the principal and interest amounts due under the contractual terms of the production payment. Management has measured the possible impairment of the collectability of the production payment, based on current reserve studies, by using the present value of future cash flows discounted at the contractual 7.25% interest rate. At October 31, 1998 a valuation allowance to adjust the receivable to the amount currently expected to be collected was calculated. At October 31, 1998, the date of the engineering evaluation of the reserves supporting the production payment, the price of natural gas was $1.50 per Mmbtu, resulting in the valuation of $886,123 of such reserves as of that date. This reserve may be changed in the future depending upon gas prices actually realized by the Partnership. The collectability of the interest and the principal amount of the production payment depends on the price of natural gas over the period the contractual volume is delivered. It cannot be predicted at this time whether or not the Registrant will ultimately collect all or a substantial portion of the production payment, together with the contractual interest. If natural gas prices average approximately $2.06 per Mcf over the period of time required to produce the 1,170,000 Mcf, but prior to December 31, 2002, the full amount of the production payment will be recovered by the Registrant.

The incentive payment is dependent only on volume of gas produced and is not related to gas prices, but is based on 35% of the federal tax credits under
Section 29 of the Internal Revenue Code of 1986, as amended, ("Internal Revenue Code") allocable to production from the properties. The MMbtu amount is adjusted annually and will be so adjusted in each year through December 31, 2002, depending upon the percentage change in GNP implicit price deflator for the preceding calendar year, and has increased between 2% and 5% per year since the enactment of Section 29 of the Internal Revenue Code. The credit for calendar 1998 is approximately $1.0552 per MMbtu produced effective January 1, 1998. The market price of natural gas will have no effect on the amount of the incentive payments.

AGREEMENTS WITH DELTA PARTNERS, INC. AND DELTA ASSOCIATES, INC. In December 1991, through a predecessor, the Company entered into a joint venture agreement with Delta Partners, Inc., a Nevada corporation to provide for: (i) management services; (ii) additional working capital; and, (iii) an ongoing business relationship. The joint venture included (a) a management agreement; (b) a subscription agreement; (c) a stock option agreement; and (d) an oil and gas prospects agreement. Effective January 1, 1994, certain principal shareholders of Delta Partners, Inc. dissolved that corporation and formed Delta Associates, Inc., a Texas corporation, herein collectively referred to as "Delta" unless the context requires otherwise. The agreement between the Company and Delta Associates, Inc., expired on January 1, 1999. Since the expiration of the initial term, the Company and Delta have continued to work together by mutual consent with Dennis Jones, acting as a Consulting Manager and President of the Company; that arrangement will continue until October 31, 1999.

Under the 1991 agreements, Delta purchased 428,571 shares of the Company for a purchase price of $180,000. The subscription payment to the Company was in the form of quarterly advances which were, in turn, paid back to Delta as management fees. Additionally, Delta was granted options at $0.42 per share; and, at October 31, 1998, Delta owned 979,464 shares. The stock options issued to Delta has a term of five (5) years from January 1, 1994 and provides for exercise at any time in whole or in part. The options contain anti-dilution provisions in the event of a stock split, stock dividend, any other change in the character or amount of the Company's stock or in the event of a business combination of the Company with another entity. The option agreement provides for restrictions on transfer of the stock including restrictions on transfer in the event of a future underwriting of the Company's stock. The Delta options will expire on January 1, 1999.

Under the 1991 agreements, Frontier had an option under which it might acquire an interest in oil and gas prospects developed by Delta. Under the Oil and Gas Prospects Option Agreement, Delta granted to the Company an option to purchase a fifty percent (50%) interest in any oil and gas prospect developed by Delta for a period of five (5) years. The initial term was extended and now runs for five
(5) years, commencing January 1, 1994. The option relates to the net interest retained by Delta (after all overrides, working interests and concessions to third parties) with respect to any oil and gas prospect developed by Delta throughout the option term. From 1996 through 1998, Delta had developed no producing properties under which the Company could have purchased an interest; that agreement will expire on January 1, 1999.

SECTION 29 TAX CREDITS

In April 1995, the Company agreed with Meridian Investments, Inc., ("Meridian") of Quincy, Massachusetts, under which Meridian has engaged the Company to assist in the identification of companies producing qualified Section 29 tax credit interests to be passed on to Meridian's institutional clients.

The Company has acted as a non-exclusive agent to identify the names of companies willing to consider the sale of its Section 29 tax credits. In a transaction arranged by the Company, one of Meridian's institutional clients acquired all of the outstanding stock of FAR Gas Acquisitions Corporation of Denver, Colorado. The transaction was concluded in December 1996 and resulted in a fee being paid to the Company of $253,000; $92,000 of which was paid in cash and the balance of which is to be paid in installments over 5 years. The agreement between the Company and Meridian expired on April 13, 1996 and the Company is no longer actively pursuing tax credit deals.

GENERAL. Since it commenced business, the Company or its predecessors, associates, or joint venture partners, participated in the drilling of 41 exploration and 13 development wells. Of the 41 exploration wells drilled, 14 were completed as oil or gas discoveries and 27 were abandoned as dry holes. Subsequently, two of the completed exploration wells were abandoned, and 10 were sold. Eleven of the 13 development wells were completed, but all have been sold or abandoned.

At this date, the Company holds a 17.5% working interest in a well in Sweetwater County, Wyoming which is presently shut in, see "Properties and Production". The Company's only materially important assets are its interest as general partner of the Partnership and the reserved production payment owed to the Company by the Partnership.

OTHER OPERATIONS:

NET OIL AND GAS PRODUCTION. The following presents the net quantities of oil and gas produced from the Partnership's oil and gas interests for the year ended October 31, 1998:

                                          Year Ended
                                        October 31, 1998
                                        ----------------
              Oil (bbls.)                      0
              Gas (mcf.)                  70,246

               All such gas was produced from the Rio Arriba Properties described below.

OIL AND GAS CONTRACTS AND PRICES. The gas produced from the Rio Arriba Properties is dedicated to Northwest Pipeline Corporation with the price being based on the spot prices in the San Juan basin, reduced by Northwest's system-wide costs for transportation, gathering, processing, etc. Prices were as high as $2.80 per Mcf in November 1997, but have been as low as $1.24 per Mcf in September 1998.

The average sales price per Mcf of gas sold by the Partnership for the period indicated and the average production (lifting) expense per Mcf of gas for that period were as follows:

                                                 Year Ended
                                              October 31, 1998
                                              ----------------
Average Sales Price per Mcf (Gas)                 $   1.67
Average Production Expense per Mcf (Gas)          $   0.21

Gas production from the Rio Arriba Properties is under contract with Northwest Pipeline Corporation. The Company considers this contract material to its business.

TOTAL GROSS AND PRODUCTIVE WELLS AND UNDEVELOPED ACREAGE. At October 31, 1998, the Partnership had an interest in 16 gross productive gas wells located on 4,763 gross productive acres.

The Partnership's working interest in four wells is .0996875 located on 127.6 net acres and .0746474 in one well located on 23.88 net acres. The Partnership has an additional overriding royalty interest of .00398437 in a total of sixteen wells located on 20.399744 net acres.

The following table sets forth the Partnership's total gross and net productive wells and developed acreage as of October 31, 1998:

Developed Acreage*      Gross Productive Wells     Net Productive Wells
Gross         Net       Oil    Gas                    Oil           Gas
-----         ---       ---    ---                    ---           ---
1,240.00     127.60      0      4                       0          .3988
  320.00      23.88      0      1                       0          .0746
3,202.93      20.40      0     11                       0          .0478

----------------


               * The Partnership's interest is in a total of 4,763 acres. The Partnership has a working interest in the first five wells and an overriding royalty interest in the remaining wells. The Partnership derives its interest in the Carracas Canyon Federal Unit through its Overriding Royalty interest under the 4,763 acres, convertible to a working interest in certain areas deemed to have reached payout. Four (4) producing wells have converted to a working interest covering 1,240 acres in the participating area and another productive well covering 320 acres. The Partnership has an unconverted Overriding Royalty under eleven
               (11) other wells in the participating area.

EMPLOYEES. At October 31, 1998, the Company had two (2) employees. In addition to this staff, Frontier periodically will utilize the services of part-time consultants.

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

TITLE TO PROPERTIES. The Company will follow practices customary in the industry with respect to title matters. Prior to the commencement of any drilling operations, a title examination will be conducted to determine defects in title. In the event that material defects or disputes exist with respect to title, the Company could suffer title failures or incur substantial costs in attempting to remedy such title defects or resolve such disputes.

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

Evaluation of geological and engineering data, identification and acquisition of suitable prospects, and other aspects of the business require the Company to use consultants to provide skilled and experienced evaluations.

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

NATURAL GAS REGULATION. The Natural Gas Policy Act of 1978 ("NGPA") provided for federal regulation of well-head sales of natural gas and scheduled future deregulation of well-head sales of some categories of natural gas. Certain "high-cost natural gas" was deregulated effective November 1, 1979. "New" natural gas and some "intrastate" gas became deregulated effective January 1, 1985. On July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") was enacted. The Decontrol Act amends the NGPA to remove, as of certain dates ranging from July 27, 1989 to January 1, 1993, all remaining federal price controls from natural gas.

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

PROPOSED LEGISLATION. As a general rule, there are federal proposals relating to the regulation of the oil and gas industry being considered by Congress which, if enacted, could have a material effect on the business of the Company. Such proposals include a broad based energy tax based on Btu content, restrictions on the use of natural gas and crude oil, the introduction of the federal government directly into the energy business through the purchase and allocation of imported crude oil and petroleum products, the creation of a federally-owned oil company to compete directly with privately-owned companies, and the freezing or otherwise controlling of the price of oil and gas.

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

--------------------------------------------------------------------------------

                        ITEM 2. PROPERTIES AND PRODUCTION

--------------------------------------------------------------------------------

The Partnership has producing and non-producing oil and gas interests in New Mexico and the Company has non-producing interests in Wyoming as summarized in the following table:

                                              Overriding and
                                                Production
                    Approximate    Working       Royalty            Net Rev.
Location              Acreage     Interest       Interest           Interest
--------            -----------   --------    --------------        --------
Rio Arriba County,     1,240*       12.5%           -0-              9.96875%
  New Mexico             320*       10.0%           -0-              7.46474%
                       3,203*         -0-            2%             0.398437%

                                              Overriding and
                                                Production
                    Approximate    Working       Royalty            Net Rev.
Location              Acreage     Interest       Interest           Interest
--------            -----------   --------    --------------        --------
Sweetwater County,
  Wyoming               640        17.5%            -0-             13.9125%

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

The operator, Nassau Resources, Inc. ("Nassau"), has elected to shut in several of the wells under which the Partnership is entitled to receive royalties and management has no input or control over the operation of any completed well where it has only an overriding royalty. No information in respect of wells completed during development of the Unit has been furnished to the Partnership; the Unit operator is under no obligation to furnish such information, nor does management anticipate that it will be contacted in the future in respect of the intention of the operator to flow or shut-in any well. However, on wells where the Partnership now owns an operating working interest, the operator is required to provide operating information and any plan in respect of future drilling and development.

One of the 62 wells on the Unit is a water disposal well. All of the wells were drilled through the Fruitland coal seams to depths of 3,500 to 4,000 feet. Of the 62 wells drilled, there have been 22 wells drilled on acreage where the Company has an interest. There is a potential for additional development on those leases. There are other horizons which produce in the basin from strata other than the Fruitland Coal Seam.

The operator's election not to put all wells on production is due to relatively high operating costs and low gas prices. The Company has been advised that the operator has elected to produce only the most prolific wells. As economics improve, management believes that the operator will elect to put additional wells on production. As of October 31, 1998 there were 16 wells producing and, of those wells, the Partnership has a 12.5% working interest under 4 of those wells and a 10.0% working interest under one well.

Revenue is being distributed according to the participant's respective revenue interests in the "participating areas". The participating area is comprised of 320 acre units that are assigned to the wells that are producing within the participating area. The interest in the gas produced is then calculated from the interest in the participating area. The Partnership's revenue interest in the wells now producing is .003984. As wells are placed on production, the operator circulates new division orders for the gas produced.

Gas is being sold on the spot market and it is taken into the Northwest pipeline system; it is also gathered via the Northwest gathering system. Northwest charges a flat $.30 per Mcf for gathering. Historically, the operator has provided the compression and dehydration, but in November 1991, Northwest assumed those duties and thereby cut the operating cost to the Unit owners.

There is some additional development possible within the Unit on the approved 320 acre spacing; however, all of the Partnership's acreage is considered fully developed under the present spacing rules for the Unit. There is ultimately the possibility of infill drilling on the Unit, should future regulations allow 160 acre spacing; management believes reduced spacing is not likely and no study of potential infill reserves has been made.

The 63 wells drilled through October 31, 1998 are completed in the Fruitland coal seams. A typical well shows about 18 feet of coal seams located at a depth of 3,880 ft. to 3,960 ft., with the bulk of the coal concentrated in a single seam. The wells on the east side of the unit average about 17 feet of coal, while the total area averages 20 feet. The thickest coals are located on the north side of the Unit with individual seam thickness of up to 22 feet.

The production payment payable to the Company from the production from the Rio Arriba County properties owned by the Partnership is the principal asset of the Company. See "Item 1. Business - Frontier Production Limited Partnership" above. The firm of Fairchild, Ancell and Wells, independent petroleum engineers, evaluated all of the Partnership's interests in Rio Arriba County. The report estimates the present value of such properties at October 31, 1998 to be $687,000, exclusive of the value of Section 29 tax credits referred to below after discounting total projected cash flow under existing wells by 10% per annum. Estimated future net cash flow (undiscounted) at such date is $1,132,448. The value of the Section 29 credits is dependent upon the total taxable income of the owner from year to year. The Company will realize some additional value available to it because of the incentive payments from the Partnership pursuant to the Frontier Production Limited Partnership Agreement. For the year ended October 31, 1998 the Company received $23,148 in incentive payments from the Partnership.

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

No estimates of Company's total proven net oil or gas reserves have been filed with or included in any report to any federal authority or agency.

SWEETWATER COUNTY, WYOMING: The other asset of Frontier is a seventeen and one-half percent (17.5%) working interest in the Hay Reservoir-Great Divide in Sweetwater County, Wyoming in which one gas well was drilled in 1982. All revenue produced from 1990 to date has been applied to operating costs attributed to the Company's interest. The 640 acres being held by production carries royalties and overriding royalties totaling twenty and one-half percent (20.5%), with the remaining seventy-nine and one-half percent (79.5%) net revenue interest allocated to the working interest owners. The Company's net revenue interest is 13.9125%. A substantial amount of gas was produced prior to 1990 and sold without accounting to Frontier Energy Corporation (FEC) or Frontier for its interest and a dispute exists between the present operator and all prior operators. The gas previously sold from the drilled well qualified as
Section 107 priced gas under the Natural Gas Policy Act of 1978 ("NGPA") and accordingly was deregulated. The well is presently shut-in, and management believes the well to be non-commercial at this time. No value is ascribed to this asset in the Company's ongoing business, nor is it recorded in the financial statements.

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

--------------------------------------------------------------------------------

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

The Company's principal shareholders, holding sufficient shares to conduct business in lieu of an annual meeting, elected to do so on September 15, 1998. The only matter voted was in respect of the election of three (3) directors for the ensuing year until the next annual meeting.

There were an aggregate of 3,313,519 shares outstanding and entitled to vote at such date of which 2,949,636 shares were represented in person or by proxy. The following persons were elected as directors:

                                                    Votes for
                                                    ---------
         Robert M. Davant                           2,949,636
         Dennis A. Jones                            2,949,636
         Lani Kirsch                                2,949,636

                                    PART II.

--------------------------------------------------------------------------------

            ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                             SECURITY HOLDER MATTERS

--------------------------------------------------------------------------------

The outstanding registered common stock of Frontier Energy Corporation was last quoted Over-The-Counter by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "FROG" in 1985. The reported high and low bid prices are shown below for the indicated periods:

                                           High Bid       Low Bid
                                           --------       -------
For Fiscal Year Ended June 30, 1985:
  First Quarter                            $   .625       $   .50
  Second Quarter                           $   .3125      $   .25


The above represent high and low bid prices of FEC's Common Stock through January 31, 1985 were as reported by NASDAQ. After January 31, 1985, there were not sufficient stock transactions to establish a meaningful high or low bid price.

On September 20, 1985, the high bid and low asked prices in the Over-The-Counter market for FEC's Common Stock were $.03 and $.01 respectively. On September 20, 1985 there were 6,392,121 shares issued and outstanding which were held by 969 shareholders.

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

In October 1992, Frontier Oil and Gas Company became the successor to Frontier Energy Corporation through reorganization and recapitalization of the company. As of October 31, 1998 there were 3,313,519 shares outstanding and which were held by approximately 969 shareholders. There has not been any active trading of the common stock since the reorganization and recapitalization.

--------------------------------------------------------------------------------

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


The Company's principal source of revenue is receipts derived from the production payment receivable from Frontier Production Limited Partnership in respect of production from the Fruitland Coal Seam gas properties in the Carracas Canyon Federal Unit in New Mexico, as more fully described in Item 1. under Business.

The $1,547,500 production payment is payable solely from the sale of reserves when, as and if produced. The ultimate amount of principal and interest collectable on the production payment depends on the price of gas and also the volume of production realized. If the gas prices in effect at October 31, 1998 were to remain constant, the Company would be unable to collect the principal and interest amounts due under the contractual terms of the production payment. Management measures annually the amount of possible impairment of the production payment based on the current reserve study, by using the present value of future cash flows discounted at the contractual 7.25% interest rate.

An independent engineering company evaluation of the reserves supporting the production payment at October 31, 1998, used a current market price of gas of $1.50 per MMbtu versus $2.52 at October 31, 1997 and also projected a slight increase in the estimated future reserves of 12,575Mcf. Both events resulted in a significantly lower valuation of the future reserves and the production payment in the amount of $219,318.

It cannot currently be predicted whether or not the Company will ultimately collect all of the principal and interest under the terms of the production payment.

The Company also receives an incentive cash payment based on production equal to 35% of the tax credits generated from production. The incentive payment is based on the volume of gas produced which determines the amount of Section 29 tax credits allowed. Changes in market price have no effect on the amount of incentive payments to the Company. The amount of incentive payments decreased from 1997 because of a decrease in the volume of production during the year. The
Section 29 remaining tax credits will expire on December 31, 2002 and the incentive payments will stop, but are expected to approximate $96,000 over the next four years.

The Company's other source of revenue is derived from commission income received as consideration for brokering Section 29 tax credits.

Interest income increased $31,445 in 1998 over 1997 because of a $507,526 increase in 1997 in the estimated production payment collectable based on the higher price of gas in 1997 versus 1996. However, net income decreased from a gain of $528,864 in 1997 to a loss of $419,549 in 1998. This change in net income reflects primarily two factors. In 1997 the Company recognized $252,145 of commission income from brokering Section 29 tax credit properties. No such income was recognized in 1998 and the Company does not expect any material amount of such commission income to recur in the future. The other factor resulted from a $507,526 increase in 1997 and a $219,318 decrease in 1998 in the estimated production payment collectable.

General and administrative expenses decreased $7,716 in 1998 primarily because of a decrease in professional fees incurred.

Management believes its capital resources and financial condition are adequate for its present operations. The Company presently looks to its principal shareholders to cover its short term financial requirements, either in the form of equity or guarantees of short term debt. In 1998, cash increased to $4,874 from $471 in 1997. Its obligation on its line of credit increased from $26,172 to $47,405.

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


         None

                                    PART III.

--------------------------------------------------------------------------------

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

--------------------------------------------------------------------------------


The directors and executive officers of the Company for the fiscal year ended October 31, 1998 and until the next annual meeting of shareholders are:

    Name                             First Elected                       Position
    ----                             -------------                       --------
Robert M. Davant                     October 1992                        Chairman of the Board
                                                                         of Directors, Chief Executive
                                                                         Officer and Treasurer

Dennis A. Jones                      October 1992                        Director, President and
                                                                         Chief Operating Officer

Lani Kirsch                          April 1993                          Director

Pauline A. Wilbraham                 June 1995                           Secretary

Robert M. Davant, age 67. Mr. Davant served as a director of FEC from 1982. Mr. Davant graduated from the University of Texas in 1960 and received his L.L.B. from the University of Houston in 1963. Mr. Davant is also a director of Seacoast Services, Inc., a Texas corporation engaged in the development of oil field equipment.

Dennis A. Jones, age 48. During the five year period ended February, 1991, Mr. Jones was Executive Vice President of Brehm Oil and Brehm Investment Group. He also served during such period as chief operating officer of Brehm-Basin Exploration, a joint venture between Brehm and Basin Exploration in Lafayette, Louisiana. Mr. Jones is President of the Company. Mr. Jones graduated from the University of Mississippi in 1973, and received his juris doctor from Mississippi College of Law in 1976. Mr. Jones is a founder, director and minority shareholder of Delta.

Lani Kirsch, age 66. Ms. Kirsch's principal occupation for at least the last six years has been as Chairman of the Board of Kirsch Builders Supply, Inc., a building supply and lumber company located in Frankfort, Illinois. Ms. Kirsch is a founder, director and major shareholder of Delta which owns a substantial interest in the Company.

Pauline A. Wilbraham, age 54. Ms. Wilbraham managed the international sales office in London, England, for CRC-Crose International, Inc., a pipeline equipment manufacturer and subsidiary of Crutcher Resources Corporation, Houston, Texas. She was transferred to CRC in Houston in 1978 and in 1983 joined Frontier Energy Corporation as office administrator.

--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

During the year ended October 31, 1998, the Company paid direct compensation as follows:

         Name of Individual Annual
         or Identity of Group                       Capacity                     Compensation
         -------------------------                  --------                     ------------
         Robert M. Davant                           CEO                          $60,000

         Dennis A. Jones                            President                      *

         Pauline A. Wilbraham                       Secretary                    $36,400

         All officers and
         directors as a group
         (4 persons)


* Mr. Jones compensation is as a consultant to the Company.

The Company paid Mr. Davant a salary as its CEO. Except as set forth above, the Company has not paid any compensation to officers or directors.

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

          All officers and
          directors as a group
          (4 persons)


* Mr. Jones' compensation is as a consultant to the Company. Mr. Jones is President but is not expected to devote all of his time to the business of the Company.

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


--------------------------------------------------------------------------------

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

As of October 31, 1998, the number of shares of Frontier Common Stock (assuming full dilution) owned by each person who is known by Frontier to own beneficially more than 5% of its outstanding Stock, by each person who is a director of Frontier, and by all executive officers and directors as a group is:

                         Amount and Nature of
Name and Address         Beneficial Ownership(1)      Percentage
----------------         -----------------------      ----------
Robert M. Davant(3)          1,439,078                   41.43 %

Lani Kirsch(2)               1,302,857                   32.12 %

Dennis A. Jones(2)             201,905                    5.64 %

Frances O'Brien Riley(3)       207,654                    5.99 %

Pauline A. Wilbraham            45,424                    1.31 %

Officers and Directors
as a Group (4 persons)       2,989,264                   71.72 %



----------------------------

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by each of them subject to community property laws, where applicable, and except as indicated below.

(2) Delta Associates, Inc. owns 979,464 shares and options to purchase an additional 639,584 shares at $0.42 per share.

(3) Mr. Davant and Ms. Riley acquired their respective shares pursuant to the reorganization and recapitalization of Frontier Energy Corporation ("FEC") in exchange for creditor claims against FEC.


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

Thomas A. Morris, who was deceased on June 20, 1995, was formerly the Secretary of the Company and also the owner of 341,767 shares. During 1996 and 1995, respectively, Mr. Morris and his estate sold to Robert M. Davant 41,767 and 100,000 shares of his stock. The balance of 200,000 shares are the subject of an escrow agreement between the Estate of Thomas A. Morris and the Company. The Company is acquiring the shares to be placed in the treasury and has issued a non-recourse promissory note in the amount of $60,000, payable over 60 months in payment of those shares. The escrow provides for the delivery of 40,000 shares after the payment of $12,000 in each one year payment period. To date, the Company has repurchased 40,000 shares.

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

    10.7 Subscription and Contribution Agreement dated December 18, 1991 with Delta Partners, Inc., as amended. *

    10.8   Stock Option Agreement dated December 18, 1991, with Delta
           Partners, Inc. as amended. *

    10.9 Oil and Gas Prospects Option Agreement dated December 18, 1991, as amended.*

    10.10  Agreement of Limited Partnership of Frontier Production Limited
           Partnership dated July 1, 1993.****

    10.11  Purchase and Sale Agreement dated July 1, 1993 between Frontier Oil &
           Gas Company and Frontier Production Limited Partnership.****

    10.12  Assignment, Bill of Sale and Conveyance with Reservation of
           Production Payment dated July 1, 1993 between Frontier Oil & Gas
           Company and Frontier Production Limited Partnership.****

    10.13  Joint Venture Agreement with Delta Associates, Inc.*****

2.             FINANCIAL STATEMENTS:

               Audited Balance Sheets as of October 31, 1998 and 1997 and Statements of Operations, Shareholders' Equity, and Cash Flows for the years ended October 31, 1998 and 1997.

3.             REPORTS ON FORM 8-K:

               None

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

***** The same agreement incorporated by reference under Exhibit 10.5 as an extension of the Agreement dated December 18, 1991 with Delta Partners, Inc.

                           FRONTIER OIL & GAS COMPANY

                              FINANCIAL STATEMENTS

                            OCTOBER 31, 1998 and 1997

                           FRONTIER OIL & GAS COMPANY

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
Independent Auditor's Report                                            28

Financial Statements:

    Balance Sheets                                                      29

    Statements of Operations                                            30

    Statements of Changes in Shareholders' Equity                       31

    Statements of Cash Flows                                            32

Notes to Financial Statements                                          33-43

Unaudited Supplementary Oil and Gas Information                        44-46

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Frontier Oil & Gas Company

We have audited the accompanying balance sheets of Frontier Oil & Gas Company as of October 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Oil & Gas Company at October 31, 1998 and 1997, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

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


                          /s/ HARPER & PEARSON COMPANY


Houston, Texas
March 23, 2000

                           FRONTIER OIL & GAS COMPANY
                                 Balance Sheets
                            October 31, 1998 and 1997

                                                                          1998              1997
                                                                      -----------        ----------
                                     ASSETS
Current Assets
  Cash                                                                $     4,874        $      471
  Accounts receivable, related parties                                     12,398            51,311
  Commission income receivable, current                                    29,100            30,550
  Related party production payment receivable, net                         67,905           114,426
  Prepaid expenses                                                             --             1,241
                                                                      -----------        ----------

Total current assets                                                      114,277           197,999

Commission income receivable                                               83,454           115,429
Related party production payment receivable, net                          482,621           694,154
Furniture and equipment, net of accumulated depreciation                    3,968             6,968
Investment in partnership                                                   4,581             4,573
Investment in oil and gas properties                                           --             5,434
                                                                      -----------       -----------

Total assets                                                          $   688,901        $1,024,557
                                                                      ===========        ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                    $   187,996       $   119,136
  Lines of credit                                                          47,405            26,172
  Current portion of treasury stock note payable                           38,561            12,561
                                                                      -----------       -----------

Total current liabilities                                                 273,962           157,869
                                                                      -----------       -----------

Treasury stock note payable                                                    --            34,000
                                                                      -----------       -----------

Commitments

Shareholders' equity:
  Preferred stock 100,000 shares authorized; $1.00 par value,
    no shares outstanding                                                      --                --
  Common stock, 25,000,000 shares authorized; $.02 par value,
    3,513,519 and 3,509,233 shares issued, and 3,313,519 and
    3,309,233 shares outstanding at 1998 and 1997, respectively            70,270            70,184
  Capital in excess of par                                              1,875,278         1,873,564
  Treasury stock, 200,000 shares, at cost                                 (60,000)          (60,000)
  Retained deficit                                                     (1,470,609)       (1,051,060)
                                                                      -----------       -----------

Total shareholders' equity                                                414,939           832,688
                                                                      -----------       -----------

Total liabilities and shareholders' equity                            $   688,901       $ 1,024,557
                                                                      ===========       ===========


SEE NOTES TO FINANCIAL STATEMENTS

                           FRONTIER OIL & GAS COMPANY

                            Statements of Operations
                      Years Ended October 31, 1998 and 1997

                                                           1998                      1997
                                                           ----                      ----
Revenues:
  Interest income                                    $    56,847               $    25,402
  Incentive income                                        23,148                    30,325
  Commission income                                           --                   252,145
  Other income                                               349                     1,996
                                                     -----------               -----------

                                                          80,344                   309,868
                                                     -----------               -----------
Other Income (Expenses):
  General and administration expenses                   (274,283)                 (281,999)
  Interest Expense                                        (6,292)                   (6,531)
  (Loss) gain on production payment receivable          (219,318)                  507,526
                                                     -----------               -----------

                                                        (499,893)                  218,996
                                                     -----------               -----------
Net (loss) income                                    $  (419,549)              $   528,864
                                                     ===========               ===========

Basic and fully diluted (loss) income per share      $      (.13)              $       .16
                                                     ===========               ===========

Weighted average shares outstanding                    3,312,448                 3,309,233
                                                     ===========               ===========





SEE NOTES TO FINANCIAL STATEMENTS

                           FRONTIER OIL & GAS COMPANY
                  Statements of Changes in Shareholders' Equity
                      Years ended October 31, 1998 and 1997

                                COMMON STOCK
                                -----------              CAPITAL IN        TREASURY       RETAINED
                           SHARES           AMOUNT      EXCESS OF PAR       STOCK          DEFICIT         TOTAL
                          --------        ---------     -------------      --------      ----------      ---------
BALANCE AT
   OCTOBER 31, 1996       3,309,233       $  70,184     $ 1,873,564       $ (60,000)     $(1,579,924)    $ 303,824

NET INCOME                       --              --              --              --          528,864       528,864
                          ----------------------------------------------------------------------------------------

 BALANCE AT
  OCTOBER 31, 1997        3,309,233          70,184       1,873,564         (60,000)      (1,051,060)      832,688

STOCK ISSUED                  4,286              86           1,714              --               --         1,800

NET LOSS                         --              --              --              --         (419,549)     (419,549)
                          ----------------------------------------------------------------------------------------

BALANCE AT
OCTOBER 31, 1998          3,313,519       $  70,270     $ 1,875,278       $ (60,000)     $(1,470,609)    $ 414,939
                          ========================================================================================




SEE NOTES TO FINANCIAL STATEMENTS

                           FRONTIER OIL & GAS COMPANY
                            Statements of Cash Flows
                      Years Ended October 31, 1998 and 1997


                                                                    1998          1997
                                                                 ----------     ---------
Cash flows from operating activities:
  Net (loss) income                                              $(419,549)     $ 528,864
  Adjustments:
    Depreciation                                                     3,000          3,000
    Loss (gain) on adjustment of related party production
     payment receivable                                            219,318       (507,526)
    Loss on investment in oil and gas properties                     5,434             --
    Changes in current assets and liabilities:
      Accounts receivable, related parties                          38,913        (38,845)
      Commission income receivable                                  33,425       (145,979)
      Prepaid expenses                                               1,241          3,204
      Accounts payable                                              68,860         54,325
                                                                 ---------      ---------

Net cash used by operating activities                              (49,358)      (102,957)
                                                                 ---------      ---------

Cash flows from investing activities:
  Collections on related party production payment receivable        38,736        110,319
  Investment in partnership                                             (8)          (316)
  Investment in oil and gas properties                                  --         (5,434)
                                                                 ---------      ---------

Net cash provided by investing activities                           38,728        104,569
                                                                 ---------      ---------

Cash flows from financing activities:
  Proceeds from sale of stock                                        1,800             --
  Borrowings on line of credit                                      41,235         28,900
  Repayments on line of credit                                     (20,002)       (24,503)
  Repayment of treasury stock note payable                          (8,000)       (11,616)
                                                                 ---------      ---------

Net cash provided (used) by financing activities                    15,033         (7,219)
                                                                 ---------      ---------

Net increase (decrease) in cash                                      4,403         (5,607)

Cash at beginning of year                                              471          6,078
                                                                 ---------      ---------

Cash at end of year                                              $   4,874      $     471
                                                                 =========      =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   6,292      $   6,531
                                                                 =========      =========




SEE NOTES TO FINANCIAL STATEMENTS

                           FRONTIER OIL & GAS COMPANY

                          Notes to Financial Statements
                            October 31, 1998 and 1997


NOTE 1 - REORGANIZATION AND SUCCESSION OF FRONTIER ENERGY CORPORATION

          Frontier Oil & Gas Company ("Frontier" or "the Company"), is a Delaware corporation formed in 1992 for the purpose of acquiring all of the assets and contractual rights of Frontier Energy Corporation ("FEC") in exchange for common stock of the Company. FEC was a Utah corporation organized in 1983, primarily involved in acquisition, exploration and development of oil and gas properties, particularly natural gas coal seams.

          The Company's primary business purposes are (i) to act as general partner for Frontier Production Limited Partnership (the "Partnership") (see Note 3) and, (ii) to acquire and develop additional properties with Delta Associates, Inc. (formerly Delta Partners, Inc.) ("Delta").

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

          Financial instruments and credit risk

          Financial instruments which potentially subject the Company to credit risk include cash, accounts receivable and the production payment receivable. The Company maintains its cash with major domestic banks and investment companies. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits. Accounts receivable consist primarily of incentive payments receivable. The incentive payments receivable and the production payment receivable are collectible solely from oil, gas and other hydrocarbons produced and sold from the oil and gas properties sold to the Partnership (see Notes 4 and 5). Reserves of oil, gas and other hydrocarbons are estimated and may or may not be recovered. If recovered in amounts which are more or less than the estimated amounts, the revenues therefrom will correspondingly increase or decrease. The market prices for the production also will impact revenues from the sales of production.

                           FRONTIER OIL & GAS COMPANY

                          Notes to Financial Statements
                          and October 31, 1998 and 1997


NOTE - 2 SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES (CONTINUED)

          Fair Value of Financial Instruments

          At October 31, 1998 and 1997, the Company estimates that the fair values of financial instruments approximate their recorded costs.

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

                           FRONTIER OIL & GAS COMPANY

                          Notes to Financial Statements
                            October 31, 1998 and 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES (CONTINUED)

          Gains and losses are recognized only upon sales or dispositions of significant amounts of oil and gas reserves. The proceeds of all other sales or dispositions are accounted for as reductions in the cost of oil and gas properties.

          Revenue Recognition

          Revenues primarily result from incentive payments and interest income on the related party production payment receivable.

NOTE 3 - INVESTMENT IN PARTNERSHIP

          On July 1, 1993, Frontier entered into a partnership agreement with Far Gas Acquisitions Corporation ("Far Gas") to form Frontier Production Limited Partnership (the "Partnership"), under which Frontier is the 1% general partner and Far Gas the 99% limited partner. In December of 1996, KLT Gas, Inc. of Kansas City, Missouri purchased all of the stock of Far Gas. In December of 1996, KLT Gas, Inc., of Kansas City, Missouri, purchased all of the stock of Far Gas. The Partnership was formed to acquire all of Frontier's interests in the oil and gas properties described in Note 4. Income or losses of the Partnership are allocated in accordance with provisions of the partnership agreement; generally based on the above percentages.

               The results of the Partnership's operations are as follows:

                                                     Unaudited
                                                  1998         1997
                                               ---------     --------
               Sales                            $119,617     $161,329
                                                ========     ========

               Net Loss                         $ 85,899     $129,653
                                                ========     ========

NOTE 4 - OIL AND GAS PROPERTIES

          On July 29, 1993, the Company sold to the Partnership all of its interests in the Fruitland Coal Seam gas properties in the Carracas Canyon Federal Unit located in New Mexico pursuant to a Purchase and Sales Agreement (the "Agreement"). The effective date of the Agreement was July 1, 1993. The interests sold included, among other things, all of the Company's right in the leases, land and wells and production therefrom, rights in and to all

                           FRONTIER OIL & GAS COMPANY

                          Notes to Financial Statements
                            October 31, 1998 and 1997


          NOTE 4 - OIL AND GAS PROPERTIES (CONTINUED)

          agreements, product purchase and sale contracts and Section 29 federal tax credits ("Section 29 Credits") to which the Company was entitled by virtue of production from its working interests in nonconventional fuel sources and coal seam gas wells.

          The purchase price paid by the Partnership was $1,812,652, of which
          (i) $25,152 was paid in cash, (ii) $240,000 is to be paid over three years in quarterly installments of principal plus interest at 7.25% per annum, and (iii) $1,547,500 is payable pursuant to a reserved production payment, plus interest at 7.25% per annum. The properties sold to the Partnership represented substantially all the producing assets of the Company. The net book value of the properties sold was approximately $1,429,568, resulting in a deferred gain of $383,084 at the date of sale. Subsequently, this deferred gain was eliminated in connection with the recording of a valuation allowance primarily established during the year ended October 31, 1993 (see Note 5).

          The Agreement provides for the Company to receive a quarterly incentive payment per MMbtu of natural gas produced and sold from the properties through December 31, 2002. Such payments are to be adjusted annually by an amount equal to annual percentage changes in the GNP implicit price deflator. Under the incentive payment, the Partnership is obligated to make quarterly payments to the Company equal to 35% of the value of the tax credits earned from all natural gas produced from its properties. The credit allowable for volumes produced in 1998 was $1.0552 per Mmbtu produced.

          For the period ended October 31, 1998 and October 31, 1997, there was 70,246 mcf and 86,773 mcf, respectively, produced from the properties sold to the Partnership.

                           FRONTIER OIL & GAS COMPANY

                          Notes to Financial Statements
                            October 31, 1998 and 1997



NOTE 5 - PRODUCTION PAYMENT RECEIVABLES

          Related party production payment receivables consist of the following:

                             1998              1997
                          ----------          -------
Principal
---------
Beginning of year        $ 1,213,773      $ 1,324,092
Collections                  (38,736)        (110,319)
                         -----------      -----------
End of year                1,175,037        1,213,773
                         -----------      -----------

Valuation Allowance

Beginning of year            405,193          912,719
Adjustment                   219,318         (507,526)
                         -----------      -----------
End of year                  624,511          405,193
                         -----------      -----------

Net                          550,526          808,580
Less current portion         (67,905)        (114,426)
                         -----------      -----------

Long-term                $   482,621      $   694,154
                         ===========      ===========


          The production payment receivable is dependent on the production and sales of the assigned production from the oil and gas properties sold to the Partnership. Based on prices in effect at October 31, 1998, it is probable that the Company will be unable to collect the aggregate principal and interest amounts scheduled in the Agreement. The Company has estimated the present value of future cash flows from production from these properties, based on an October 31, 1998 reserve study prepared by independent petroleum engineers, discounted at the contractually stated 7.25% interest rate.

                           FRONTIER OIL & GAS COMPANY

                          Notes to Financial Statements
                            October 31, 1998 and 1997


NOTE 5 - PRODUCTION PAYMENT RECEIVABLE (CONTINUED)

          Actual future cash flows could vary significantly from the amounts estimated in the reserve study due to changes in the production, gas prices or expenses realized by the Partnership which could cause the valuation allowance to change materially in the near term. During fiscal years 1998 and 1997, the Company recognized (losses) gains amounting to $(219,318) and $507,526 relating solely to changes in the valuation allowance. The Company recognized interest income amounting to $56,847 and $25,402 on this production payment receivable during fiscal years 1998 and 1997.

          As of October 31, 1998, discounted annual maturities of the production payment receivable, net of the current valuation allowance of $624,511, are estimated as follows:

                 Year Ending
                 October 31,
                 -----------
                    1999                               $  67,905
                    2000                                  63,038
                    2001                                  58,535
                    2002                                  54,743
                    2003                                  29,181
                    Thereafter                           277,124
                                                       ---------

                                                       $ 550,526
                                                       =========

NOTE 6 - FURNITURE AND EQUIPMENT

          Cost and accumulated depreciation of furniture and equipment is as follows at October 31:

                                                    1998          1997
                                                 ---------      -------

                    Cost                         $ 18,174      $ 18,174
                    Accumulated depreciation      (14,206)      (11,206)
                                                 ---------     ---------

                                                 $  3,968      $  6,968
                                                 =========     =========

                           FRONTIER OIL & GAS COMPANY

                          Notes to Financial Statements
                            October 31, 1998 and 1997


NOTE 7 - COMMISSION INCOME RECEIVABLE

          The commission income receivable is the result of negotiating the sale of Section 29 tax credits between two unrelated parties. The receivable is payable based on tax credit dollars awarded the purchaser and is payable through March 2003. Actual collections could vary from the amount accrued.

NOTE 8 - INCOME TAXES

          On October 31, 1998, the Company had tax basis net operating loss and investment tax credit carryforwards, subject to limitations described below, totaling approximately $3,394,000 and $640, respectively. These carryforwards expire as follows:

                 Year Ending                   Net Operating                 Investment
                 October 31,                      Losses                    Tax Credits
                 -----------                   -------------                ------------

                    1999                       $    672,000                    $    640
                    2004                            948,000                           -
                    2005                            272,000                           -
                    2006                            262,000                           -
                    2007                             12,000                           -
                    2008                            319,000                           -
                    2009                            181,000                           -
                    2010                            344,000                           -
                    2011                            184,000                           -
                    2013                            200,000                           -
                                               ------------                    --------

                                               $  3,394,000                    $    640
                                               ============                    ========

          No tax benefit has been reported in the accompanying financial statements because the Company believes there is at least a 50% chance that the net operating loss and investment tax credit carryforwards will expire unused (approximately $1,006,000 and $663,000 expired during the years ended October 31, 1998 and 1997, respectively). Accordingly, the $1,155,000 tax benefit of these carryforwards has been offset by a valuation allowance of the same amount.

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

                           FRONTIER OIL & GAS COMPANY

                          Notes to Financial Statements
                            October 31, 1998 and 1997



NOTE 7 - INCOME TAXES (CONTINUED)

          The Company's deferred tax assets and liabilities at June 30 are as follows:

                                                          1998             1997
                                                      -----------      -----------
Current deferred tax assets:
Loss carryforwards                                    $ 1,155,000      $ 1,428,000
                                                      -----------      -----------

Deferred income taxes, long-term:
Depreciation                                                   --           (1,001)
Production payment receivable valuation allowance         212,334          137,776
                                                      -----------      -----------

  Total deferred income taxes, long term                  212,334          136,765
                                                      -----------      -----------

  Total deferred assets                                 1,367,334        1,564,765

Valuation allowance                                    (1,367,334)      (1,564,765)
                                                      -----------      -----------

  Total net deferred income taxes                     $        --      $        --
                                                      ===========      ===========


          The deferred tax asset value allowance decreased by $197,431 and by $357,508 for the years ended October 31, 1998 and 1997, respectively, due mainly to an expiration of certain net operating loss carryforwards and changes in the production payment valuation allowance.

          For federal income tax purposes, options granted to Delta Partners, Inc. in December 1991 (see Note 12) resulted in an ownership change as defined in Section 382 of the Internal Revenue Code of 1954, as amended (the "Code"). The Code imposes substantial limitations on the use of tax carryforwards which have originated prior to such changes in ownership.

          The differences between the effective rate of income tax expense (benefit) at October 31, 1998 and 1997 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income (loss) before income tax expense (benefit) are explained below according to the tax implications of various items of income or expense.

                           FRONTIER OIL & GAS COMPANY

                          Notes to Financial Statements
                            October 31, 1998 and 1997



NOTE 8 - INCOME TAXES (CONTINUED)

                                                    1998            1997
                                                  ----------      --------
Provision for income tax (benefit) expense
  at U.S. statutory rates                         $(142,647)     $ 179,814
Increase (decrease) in tax provision
  resulting from:
       Non-deductible entertainment expense              --          2,593
       Net operating loss carryforward              142,647       (182,407)
                                                  ---------      ---------

Income tax expense                                $      --      $      --
                                                  =========      =========



NOTE 9 - LINES OF CREDIT

          On October 31, 1998 and 1997, the Company has a line of credit with a financial institution that provides for maximum borrowings of $40,000 bearing interest at prime plus 6.75% (13% at October 31, 1998). This line is personally guaranteed by an officer of the Company. Outstanding balances amount to $35,405 and $26,172 at 1998 and 1997, respectively.

          On October 31, 1998, the Company has an additional line of credit with a different financial institution that provides for maximum borrowings of $16,000 bearing interest at prime plus 2% (10.5% at October 31, 1998). The outstanding balance at 1998 amounts to $12,000.

NOTE 10 - TREASURY STOCK NOTE PAYABLE TO RELATED PARTY

          In July 1996, the Company entered into an escrow agreement with a stockholder to acquire from the Thomas A. Morris Estate, 200,000 shares of the Company's stock for $60,000. The note is payable in monthly installments of $1,000 plus interest at 6%. At December 31, 1998, the Company was delinquent in its payments, thus the entire outstanding balance has been included in current liabilities on the accompanying balance sheet.

NOTE 11 - COMMITMENTS

          The Company leases office space for $2,719 per month under an operating lease agreement on a month to month basis.

          Total rent expense under operating leases for the periods ending October 31, 1998 and 1997 was $36,373 and $28,185, respectively.

                           FRONTIER OIL & GAS COMPANY

                          Notes to Financial Statements
                            October 31, 1998 and 1997



NOTE 12 - RELATED PARTY TRANSACTIONS

          Frontier granted to Delta an option to purchase 1,190,476 shares of Frontier's common stock at $0.42 per share. Management fees are paid from funds received through Delta's exercise of these options. Delta has exercised options to purchase 550,893 of Frontier's common stock at $0.42 per share through October 31, 1998.

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

          Frontier has an option under which it may acquire an interest in oil and gas prospects developed by Delta. Under the oil and gas prospects option agreement described below, Frontier is entitled to exercise the option with respect to a particular prospect upon payment of an amount equal to one-half (1/2) of the amounts Delta paid out as its cost for prospect generation and acquisition.

          Under the oil and gas prospects option agreement, Delta granted Frontier an option to purchase a 50% interest in any oil and gas prospects developed by Delta. The option relates to the net interest retained by Delta (after overrides, working interests and concessions to third parties) with respect to any oil and gas prospect developed by Delta throughout the option term. The purchase price of the option interest shall be the sum of: (a) the Company's pro rata portion (up to one-half) of all Delta's out-of-pocket expenses incurred in the generation, development and sale of such prospect (not including any provision for Delta's overhead); plus (b) a bonus of 10% of the purchase price if Delta has retained an interest in a prospect which shall then be productive. The purchase price shall be payable in cash at the time of each exercise. Frontier may elect to pay the bonus in either cash or in Frontier's common stock at a price equal to the market price of Frontier's common stock at the time of exercise of this option.

NOTE 13 - SUBSEQUENT EVENT

          The Company is currently conducting conversations about the sale of the production payment receivable. There are no assurances that the sale of this receivable will be concluded.

                           FRONTIER OIL & GAS COMPANY

                          Notes to Financial Statements
                            October 31, 1998 and 1997



NOTE 14 - BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION

          Prior to the sale of oil and gas properties noted in Note 4, the Company was engaged in the exploration and development of oil and gas properties in only one cost center, the United States.

          All gas produced by the Partnership, during the periods ended October 31, 1998 and 1997 was sold to Northwest Pipeline Corporation.

                           FRONTIER OIL & GAS COMPANY

                 Unaudited Supplementary Oil and Gas Information
                            October 31, 1998 and 1997


Pursuant to the sale of oil and gas properties, described in Note 4, information provided for the periods ended October 31, 1998 and 1997 relate to Frontier Production Limited Partnership.

Capitalized costs

Total capitalized costs relating to oil and gas exploration and development were as follows:

                                                    1998              1997
                                                 -----------      -----------
Oil and gas properties being amortized           $ 1,897,024      $ 1,873,897
Less: accumulated depletion and amortization        (825,964)        (727,574)
                                                 -----------      -----------

Net capitalized costs                            $ 1,071,060      $ 1,146,323
                                                 ===========      ===========

Costs Incurred

No costs relating to oil and gas property acquisition, exploration or development activities were incurred during the periods October 31, 1998 and 1997.

Results from oil and gas operations

The following summarizes the results of operations for oil and gas producing activities:

                                       1998           1997
                                    ---------      ---------
Gas Sales                           $ 119,617      $ 161,329
                                    ---------      ---------

Production expenses                    37,003         31,675
Depletion                              98,390        118,051
                                    ---------      ---------
                                      135,393        149,726
                                    ---------      ---------
Results of operations from
producing activities (excluding
corporate overhead)                 $ (15,776)     $  11,603
                                    =========      =========


see independent auditor's report at page 28

                           FRONTIER OIL & GAS COMPANY

                 Unaudited Supplementary Oil and Gas Information
                            October 31, 1998 and 1997



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

Gas reserves are stated in thousands of cubic feet (Mcf). All reserves are located within the United States. There were no proven undeveloped reserves as at October 31, 1998 or 1997.

                                                     Gas (Mcf)
                                                    ----------
           At October 31, 1996                        839,000
             Production                              (86,773)
             Revision of previous estimate             78,773
                                                    ---------
           At October 31, 1997                        831,000
             Production                              (70,246)
             Revision of previous estimate           (12,575)
                                                     --------
           At October 31, 1998                        748,179
                                                    =========


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

Estimates of cash inflows and production expenses are based on those currently being experienced by the Partnership. A gas price of $1.50 per MMbtu was used for October 31, 1998 in the estimation of future cash inflows. No provision for federal income taxes has been made, as the Partnership's net operating loss carryforwards, Section 29 Credits, and overhead expenses are allocated to the individual partners.


see independent auditor's report at page 28

                           FRONTIER OIL & GAS COMPANY

                 Unaudited Supplementary Oil and Gas Information
                              October 1998 and 1997


The Standardized Measure of Discounted Future Net Cash Flows (continued)

The following presents the Partnership's estimates of the standardized measure of discounted future net cash flows from future production of proven oil and gas reserves.

                                                                               October 31,
                                                                                   1998
                                                                               ------------
               Future cash inflows                                             $ 1,411,320
               Future production expenses                                         (525,197)
                                                                               -----------

               Future net cash flow                                                886,123
               Discount for estimated timing of cash flows at 10%                 (348,880)
                                                                               -----------

               Standardized measure of discounted future net
                 cash flows                                                    $   537,243
                                                                               ===========

The following summarizes changes in the standardized measure of discounted future net cash flows:

               At October 31, 1996                                             $   379,084
               Sales, net of production expenses                                  (129,654)
               Net changes in prices and revision of quantity estimate             489,599
                                                                               -----------

               At October 31, 1997                                                 739,029
               Sales, net of production expenses                                   (82,614)
               Net changes in prices and revision of quantity estimate            (119,172)
                                                                               -----------

               At October 31, 1998                                             $   537,243
                                                                               ===========


In management's opinion, the accretion of discount is insignificant and therefore has not been presented.



see independent auditor's report at page 28

                                   SIGNATURES


               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FRONTIER OIL & GAS COMPANY
                                                (Registrant)


                                     By /s/  Robert M. Davant
                                       -----------------------------------------
                                     Robert M. Davant
                                     Chairman and Chief Executive Officer

                                     Date    July 12, 2000


               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date    July 12, 2000                  /s/  Robert M. Davant
       --------------               ------------------------
                                    Robert M. Davant
                                    Chairman of the Board, Chief
                                    Executive Officer and Treasurer (Chief
                                    Financial Officer and Principal Accounting
                                    Officer)

Date    July 12, 2000                  /s/  Dennis A. Jones
       --------------               -----------------------
                                    Dennis A. Jones
                                    President and Director


Date    July 12, 2000                  /s/  Lani Kirsch
       --------------                -----------------------
                                     Lani Kirsch
                                     Director


Date    July 12, 2000                  /s/  Pauline A. Wilbraham
       --------------               ----------------------------
                                    Pauline A. Wilbraham
                                    Secretary