Form 10KSB40
period 1999-10-31
FRONTIER OIL & GAS CO /DE
filed 2001-03-20
CIK 906350

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  (Mark One)
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1999
                                       OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 211662

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)
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

                                 TITLE OF CLASS
                                 --------------

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

  REGISTRANT'S REVENUES FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999 .... $86,247

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

       AS OF OCTOBER 31, 1999, THERE WERE 3,322,569 SHARES OF REGISTRANT'S STOCK OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT CANNOT BE DETERMINED AT THIS TIME. THE LAST QUOTED HIGH BID AND LOW ASKED PRICES IN THE OVER-THE-COUNTER MARKET WERE $.03 AND $.01, RESPECTIVELY, ON SEPTEMBER 20, 1985.



NOTE:  THE EXHIBIT INDEX (PART IV, ITEM 1) APPEARS ON PAGES 24 AND 25.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


ITEM NUMBER AND CAPTION:                                                        PAGE
------------------------                                                        ----
                                        PART I


1.      Business                                                                  5

2.      Properties and Production                                                12

3.      Legal Proceedings                                                        16

4.      Submission of Matters to a Vote of Security Holders                      16


                                        PART II

5.      Market for Registrant's Common Stock and Related
        Security Holder Matters                                                  17

6.      Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                                     18

7.      Financial Statements and Supplementary Data                              19

8.      Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                     19

                                        PART III

9.      Directors and Executive Officers of the Registrant                       20

10.     Executive Compensation                                                   21

11.     Security Ownership of Certain Beneficial Owners and
        Management                                                               22

12.     Certain Relationships and Related Transactions                           23

                                        PART IV

13.     Exhibits, Financial Statements, Schedules and Reports
        on Form 8-K                                                              24

                                     PART I

--------------------------------------------------------------------------------

                                ITEM 1. BUSINESS

--------------------------------------------------------------------------------

Seacoast Oil & Gas, Inc., (formerly Frontier Oil & Gas Company) is a Delaware corporation ("Seacoast" or the "Company") with its principal business offices at 9839 Whithorn Drive, Suite B, Houston, Texas 77095. The Company's primary business is acting as general partner for a Partnership, described below, which holds an interest in certain coal seam gas properties in Rio Arriba County, New Mexico. The Company seeks to acquire and develop oil and gas properties. Previously, the Company, through its predecessors, acquired non-producing oil and gas leases, which it assigned to third parties for cash and a residual interest. Those properties are currently developed and held by production. The Company also previously engaged in the production and sale of oil and gas. The Company, through 1999, brokered the sale of coal seam gas properties which generate tax credits under the internal revenue code.

SEACOAST LIMITED PARTNERSHIP (FORMERLY FRONTIER PRODUCTION LIMITED PARTNERSHIP). Pursuant to an agreement effective as of July 1, 1993, the Company sold all of its Fruitland Coal Seam gas properties in the Carracas Canyon Federal Unit in Rio Arriba County, New Mexico, to Seacoast Limited Partnership (the "Partnership"), a Texas Limited Partnership, of which the Company is the general partner and FAR Gas Acquisitions Corporation is the limited partner. The Company, as general partner, manages the properties and, after expenses, is entitled to 1.0% of the revenues of the Partnership, and is obligated for 1.0% of the expenses. The limited partner is entitled to 99.0% of the revenues and is obligated for 99.0% of the expenses.

The purchase price paid by the Partnership to the Company was $1,812,652, of which $25,152 was paid in cash, with the balance to be paid in deferred payments which bear interest at 7.25% per annum. The sum of $240,000 was paid to the Company in quarterly installments of principal and interest, commencing October 1, 1993. The balance of $1,547,500 is payable pursuant to a reserved production payment, when, as and if gas is produced and sold. In addition, the Partnership is obligated to make quarterly incentive payments to the Company, equal to 35% of the value of the Section 29 tax credits earned from all natural gas produced and sold from the property through December 31, 2002. During the one year period ended October 31, 1999, the Company earned $24,571 in incentive payments and was paid $39,447 in respect of the reserved production payment. After the Partnership has produced and sold 1,170,000 Mcf of gas, the Company, as general partner, will be entitled to 70.0% of the Partnership revenues and be obligated for 70.0% of the expenses, and the limited partner's interest will be reduced to 30.0%. To date, the Partnership has produced and sold 676,457 Mcf of gas.

The $1,547,500 production payment is payable solely from the sale of production when, as and if produced. If the gas prices in effect at October 31, 1999 were to remain constant, the Company would be unable to collect the principal and interest amounts due under the contractual terms of the production payment. Management has measured the possible impairment of the collectability of the production payment, based on current reserve studies, by using the present value of future cash flows discounted at the contractual 7.25% interest rate. At October 31, 1999 a valuation allowance to adjust the receivable to the amount currently expected to be collected was calculated. At October 31, 1999, the date of the engineering evaluation of the reserves supporting the production payment, the price of natural gas was $2.05 per Mmbtu, resulting in the valuation of $706,391 of such reserves as of that date. This reserve may be changed in the future depending upon gas prices actually realized by the Partnership. The collectability of the interest and the principal amount of the production payment depends on the price of natural gas over the period the contractual volume is delivered. It cannot be predicted at this time whether or not the Registrant will ultimately collect all or a substantial portion of the production payment, together with the contractual interest. If natural gas prices average approximately $2.06 per Mcf over the period of time required to produce the 1,170,000 Mcf, but prior to December 31, 2002, the full amount of the production payment will be recovered by the Registrant.

The incentive payment is dependent on volume of gas produced and is not related to gas prices, and is based on 35% of the federal tax credits under Section 29 of the Internal Revenue Code of 1986, as amended, ("Internal Revenue Code") allocable to production from the properties. The MMbtu amount is adjusted annually and will be so adjusted in each year through December 31, 2002, depending upon the percentage change in GNP implicit price deflator for the preceding calendar year; it has increased between 2% and 5% per year since the enactment of Section 29 of the Internal Revenue Code. The credit for calendar 1999 is approximately $1.0345 per MMbtu produced effective January 1, 1999. The market price of natural gas will have no effect on the amount of the incentive payments.

AGREEMENTS WITH DELTA PARTNERS, INC. AND DELTA ASSOCIATES, INC. In December 1991, through a predecessor, the Company entered into a joint venture agreement with Delta Partners, Inc., a Nevada corporation to provide for: (i) management services; (ii) additional working capital; and, (iii) an ongoing business relationship. The joint venture included (a) a management agreement; (b) a subscription agreement; (c) a stock option agreement; and (d) an oil and gas prospects agreement. Effective January 1, 1994, certain principal shareholders of Delta Partners, Inc. dissolved that corporation and formed Delta Associates, Inc., a Texas corporation, herein collectively referred to as "Delta" unless the context requires otherwise. The agreement between the Company and Delta Associates, Inc., expired on January 1, 1999. Since the expiration of the initial term, the Company and Delta have continued to work together by mutual consent with Dennis Jones, acting as a Consulting Manager and President of the Company; that arrangement continued until October 31, 1999. Management elected, subsequent to October 31, 1999, to continue to use Dennis Jones as a consultant on a month-to-month basis. At October 31, 2000 that arrangement was terminated.

Under the 1991 agreements, Delta purchased 428,571 shares of the Company for a purchase price of $180,000. The subscription payment to the Company was in the form of quarterly advances which were, in turn, paid back to Delta as management fees. Additionally, Delta was granted options at $0.42 per share; and, at October 31, 1999, Delta owned 988,514 shares. The stock options agreement with Delta has a term of five (5) years from January 1, 1994 and provides for exercise at any time in whole or in part. The options contain anti-dilution provisions in the event of a stock split, stock dividend, any other change in the character or amount of the Company's stock or in the event of a business combination of the Company with another entity. The option agreement provides for restrictions on transfer of the stock including restrictions on transfer in the event of a future underwriting of the Company's stock. The Delta options expired on January 1, 1999.

Under the 1991 agreements, Frontier had an option under which it might acquire an interest in oil and gas prospects developed by Delta. Under the Oil and Gas Prospects Option Agreement, Delta granted to the Company an option to purchase a fifty percent (50%) interest in any oil and gas prospect developed by Delta for a period of five (5) years. The initial term was extended for five (5) years, commencing January 1, 1994. The option relates to the net interest retained by Delta (after all overrides, working interests and concessions to third parties) with respect to any oil and gas prospect developed by Delta throughout the option term. From 1996 through 1999, Delta had developed no producing properties under which the Company could have purchased an interest; that agreement expired on January 1, 1999.

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

OTHER OPERATIONS:

NET OIL AND GAS PRODUCTION. The following presents the net quantities of oil and gas produced from the Partnership's oil and gas interests for the year ended October 31, 1999:

                                              Year Ended
                                            October 31, 1999
                                            ----------------
               Oil (bbls.)                            0
               Gas (mcf.)                        70,666

       All such gas was produced from the Rio Arriba Properties described below.

OIL AND GAS CONTRACTS AND PRICES. The gas produced from the Rio Arriba Properties is dedicated to Northwest Pipeline Corporation with the price being based on the spot prices in the San Juan basin, reduced by Northwest's system-wide costs for transportation, gathering, processing, etc. Prices were as high as $2.40 per Mcf in September 1999, but have been as low as $1.21 per Mcf in March 1999.

The average sales price per Mcf of gas sold by the Partnership for the period indicated and the average production (lifting) expense per Mcf of gas for that period were as follows:

                                                      Year Ended
                                                   October 31, 1999
                                                   ----------------
Average Sales Price per Mcf (Gas)                       $  1.65
Average Production Expense per Mcf (Gas)                $  0.17

Gas production from the Rio Arriba Properties is under contract with Northwest Pipeline Corporation. The Company considers this contract material to its business.

TOTAL GROSS AND PRODUCTIVE WELLS AND UNDEVELOPED ACREAGE. At October 31, 1999, the Partnership had an interest in 16 gross productive gas wells located on 4,763 gross productive acres.

The Partnership's working interest in four wells is .0996875 located on 127.6 net acres and .0746474 in one well located on 23.88 net acres. The Partnership has an additional overriding royalty interest of .00398437 in a total of sixteen wells located on 20.399744 net acres.

The following table sets forth the Partnership's total gross and net productive wells and developed acreage as of October 31, 1999:

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

----------

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

EMPLOYEES. At October 31, 1999, the Company had two (2) employees. In addition to this staff, Frontier periodically will utilize the services of part-time consultants.

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


----------

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

RIO ARRIBA COUNTY, NEW MEXICO: In June of 1985 Frontier Energy Corporation ("FEC"), a predecessor in interest to the Company agreed to sell to Amoco Production Company ("Amoco") all of its 50% working interest in leases acquired from Kenai Oil & Gas, Inc. under 5,082.93 acres, and to acquire from Exeter Exploration Company, and to sell to Amoco, the remaining 50% working interest. The leases had expiration dates between August, 1985 to April, 1987. On July 15, 1985, FEC completed the sale of its 100% working interest under those leases, retaining an overriding royalty of 2% and agreeing with Amoco that the overrides would be convertible to 15% of the working interest after payout.

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

The operator's election not to put all wells on production is due to relatively high operating costs and low gas prices. The Company has been advised that the operator has elected to produce only the most prolific wells. As economics improve, management believes that the operator will elect to put additional wells on production. As of October 31, 1999 there were 16 wells producing and, of those wells, the Partnership has a 12.5% working interest under 4 of those wells and a 10.0% working interest under one well.

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

The 63 wells drilled through October 31, 1999 are completed in the Fruitland coal seams. A typical well shows about 18 feet of coal seams located at a depth of 3,880 ft. to 3,960 ft., with the bulk of the coal concentrated in a single seam. The wells on the east side of the unit average about 17 feet of coal, while the total area averages 20 feet. The thickest coals are located on the north side of the Unit with individual seam thickness of up to 22 feet.

The production payment payable to the Company from the production from the Rio Arriba County properties owned by the Partnership is the principal asset of the Company. See "Item 1. Business - Seacoast Limited Partnership" above. The firm of Ancell Engineering Consultants, Inc., independent petroleum engineers, evaluated all of the Partnership's interests in Rio Arriba County. The report estimates the present value of such properties at October 31, 1999 to be $645,000, exclusive of the value of Section 29 tax credits referred to below after discounting total projected cash flow under existing wells by 10% per annum. Estimated future net cash flow (undiscounted) at such date is $1,288,247. The value of the Section 29 credits is dependent upon the total taxable income of the owner from year to year. The Company will realize some additional value available to it because of the incentive payments from the Partnership pursuant to the Seacoast Limited Partnership Agreement. For the year ended October 31, 1999 the Company received $24,571 in incentive payments from the Partnership.

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

SWEETWATER COUNTY, WYOMING: The other asset of Seacoast is a seventeen and one-half percent (17.5%) working interest in the Hay Reservoir-Great Divide in Sweetwater County, Wyoming in which one gas well was drilled in 1982. All revenue produced from 1990 to date has been applied to operating costs attributed to the Company's interest. The 640 acres being held by production carries royalties and overriding royalties totaling twenty and one-half percent (20.5%), with the remaining seventy-nine and one-half percent (79.5%) net revenue interest allocated to the working interest owners. The Company's net revenue interest is 13.9125%. A substantial amount of gas was produced prior to 1990 and sold without accounting to Seacoast or its predecessor in interest
(FEC) for its interest and a dispute exists between the present operator and all prior operators. The gas previously sold from the drilled well qualified as
Section 107 priced gas under the Natural Gas

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

--------------------------------------------------------------------------------

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

The Company's principal shareholders, holding sufficient shares to conduct business in lieu of an annual meeting, elected to do so on September 15, 1999. The only matter voted was in respect of the election of three (3) directors for the ensuing year until the next annual meeting.

There were an aggregate of 3,322,569 shares outstanding and entitled to vote at such date of which 2,356,823 shares were represented in person or by proxy. The following persons were elected as directors:

                                            Votes for
                                            ---------
               Robert M. Davant             2,356,823
               Dennis A. Jones              2,356,823
               Lani Kirsch                  2,356,823

The combined beneficial ownership of common stock of Lani Kirsch and Dennis Jones is 872,322 shares. Ms. Kirsch's beneficial ownership of shares is 771,607 and Mr. Jones' beneficial ownership of shares is 100,714. The votes cast for the Director's was as follows:

               Robert M. Davant               1,439,078
               Lani Kirsch                      771,607
               Dennis A. Jones                  100,714
               Pauline Wilbraham                 45,424
                                              ---------
                                              2,356,823

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

The prices presented are bid and ask prices which represent prices between broker-dealers and do not include retail markdowns or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions.

The Company has not paid any cash dividends on shares of its common stock. The Company anticipates that for the foreseeable future, its earnings, if any, will be retained for use in its business and no cash dividends will be paid on its common stock.

In October 1992, Frontier Oil and Gas Company became the successor to FEC through reorganization and recapitalization of the Company. As of October 31, 1999 there were 3,322,569 shares outstanding and which were held by approximately 969 shareholders. There has not been any active trading of the common stock since the reorganization and recapitalization.

--------------------------------------------------------------------------------

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Company's principal source of revenue is receipts derived from the production payment receivable from Seacoast Limited Partnership in respect of production from the Fruitland Coal Seam gas properties in the Carracas Canyon Federal Unit in New Mexico, as more fully described in Item 1. under Business.

The $1,547,500 production payment is payable solely from the sale of reserves when, as and if produced. The ultimate amount of principal and interest collectable on the production payment depends on the price of gas and also the volume of production realized. If the gas prices in effect at October 31, 1999 were to remain constant, the Company would be unable to collect the principal and interest amounts due under the contractual terms of the production payment. Management measures annually the amount of possible impairment of the production payment based on the current reserve study, by using the present value of future cash flows discounted at the contractual 7.25% interest rate.

An independent engineering company evaluation of the reserves supporting the production payment at October 31, 1999, used a current market price of gas of $2.05 per MMbtu versus $1.50 at October 31, 1998 and also projected a slight increase in the estimated future reserves of 9,693 Mcf. Both events resulted in a higher valuation of the future reserves and the production payment in the amount of $429,199.

It cannot currently be predicted whether or not the Company will ultimately collect all of the principal and interest under the terms of the production payment.

The Company also receives an incentive cash payment based on production equal to 35% of the tax credits generated from production. The incentive payment is based on the volume of gas produced which determines the amount of Section 29 tax credits allowed. Changes in market price have no effect on the amount of incentive payments to the Company. The amount of incentive payments decreased from 1997 because of a decrease in the volume of production during the year. The
Section 29 remaining tax credits will expire on December 31, 2002 and the incentive payments will stop.

General and administrative expenses increased $20,923 in 1999 primarily because of an increase in professional fees incurred.

Management believes its capital resources and financial condition are adequate for its present operations. The Company presently looks to its principal shareholders to cover its short term financial requirements, either in the form of equity or guarantees of short term debt. Its obligation on its lines of credit increased from $47,405 in 1998 to $54,354 in 1999.

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

                                    PART III.

--------------------------------------------------------------------------------

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

--------------------------------------------------------------------------------

The directors and executive officers of the Company for the fiscal year ended October 31, 1999 and until the next annual meeting of shareholders are:

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

Dennis A. Jones, age 48. During the five year period ended February, 1991, Mr. Jones was Executive Vice President of Brehm Oil and Brehm Investment Group. He also served during such period as chief operating officer of Brehm-Basin Exploration, a joint venture between Brehm and Basin Exploration in Lafayette, Louisiana. Mr. Jones is President of the Company. Mr. Jones graduated from the University of Mississippi in 1973, and received his juris doctor from Mississippi College of Law in 1976. Mr. Jones is a founder, director and substantial shareholder of Delta.

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

During the year ended October 31, 1999, the Company paid direct compensation as follows:

        Name of Individual                                   Annual
        or Identity of Group         Capacity             Compensation
        --------------------         --------             ------------
        Robert M. Davant             CEO                    $60,000

        Dennis A. Jones              President              $66,300*

        Pauline A. Wilbraham         Secretary              $34,800

        All officers and
        directors as a group
        (4 persons)

* Mr. Jones' compensation is as a consultant to the Company.

The Company paid Mr. Davant a salary as its CEO. Except as set forth above, the Company has not paid any compensation to officers or directors.

The Company expects to pay the following compensation during the coming year:

        Name of Individual
        or Identity of Group                Capacity             Compensation
        --------------------                --------             ------------
        Robert M. Davant                    CEO                     $60,000

        Dennis A. Jones                     President               $66,300**

        Pauline A. Wilbraham                Secretary               $39,600

        All officers and
        directors as a group
        (4 persons)                                                $165,900

** Mr. Jones is President but is not expected to devote all of his time to the business of the Company.

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

--------------------------------------------------------------------------------

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

As of October 31, 1999, the number of shares of Seacoast Common Stock (assuming full dilution) owned by each person who is known by Seacoast to own beneficially more than 5% of its outstanding Stock, by each person who is a director of Seacoast, and by all executive officers and directors as a group is:

                                    Amount and Nature of
Name and Address*                   Beneficial Ownership(1)             Percentage
-----------------                   -----------------------             ----------
Robert M. Davant(3)                         1,439,078                     43.31%

Lani Kirsch(2)                                771,607                     22.16%

Dennis A. Jones(2)                            100,714                      2.89%

Frances O'Brien Riley(3)                      207,654                      6.24%

Pauline A. Wilbraham                           45,424                      1.36%

Officers and Directors
as a Group (4 persons)                      2,356,823                     67.67%


----------

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by each of them subject to community property laws, where applicable, and except as indicated below.

Includes shares owned through

(2)    Delta Associates, Inc. owns 988,514 shares.

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

--------------------------------------------------------------------------------

                         ITEM 12. CERTAIN RELATIONSHIPS
                            AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

The Company was a party to certain material agreements with Delta Associates, Inc. which expired in 1999. Dennis A. Jones, the President of the company is also a founder and stockholder of Delta. Lani Kirsch, who owns 22.16% of the common stock of the Company and is a Director, is also a founder and stockholder of Delta.

Thomas A. Morris, who was deceased on June 20, 1995, was formerly the Secretary of the Company and also the owner of 341,767 shares. During 1996 and 1995, respectively, Mr. Morris and his estate sold to Robert M. Davant 41,767 and 100,000 shares of his stock. The balance of 200,000 shares are the subject of an escrow agreement between the Estate of Thomas A. Morris and the Company. The Company is acquiring the shares to be placed in the treasury and has issued a non-recourse promissory note in the amount of $60,000, payable over 60 months in payment of those shares. The escrow provides for the delivery of 40,000 shares after the payment of $12,000 in each one year payment period. To date, the Company has repurchased 40,000 shares. This agreement was terminated February 28, 2000.

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

2.     FINANCIAL STATEMENTS:

       Audited Balance Sheets as of October 31, 1999 and 1998 and Statements of Operations, Shareholders' Equity, and Cash Flows for the years ended October 31, 1999 and 1998.
3.     REPORTS ON FORM 8-K:

       None

----------

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

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)

                              FINANCIAL STATEMENTS

                            OCTOBER 31, 1999 and 1998

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)

                                TABLE OF CONTENTS



                                                                                Page
                                                                                ----
Independent Auditor's Report                                                     28

Financial Statements:

    Balance Sheets                                                               29

    Statements of Operations                                                     30

    Statements of Changes in Shareholders' Equity                                31

    Statements of Cash Flows                                                     32

Notes to Financial Statements                                                    33-41

Unaudited Supplementary Oil and Gas Information                                  42-44

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Seacoast Oil & Gas, Inc.

We have audited the accompanying balance sheets of Seacoast Oil & Gas, Inc. (formerly Frontier Oil & Gas Company) as of October 31, 1999 and 1998, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seacoast Oil & Gas, Inc. (formerly Frontier Oil & Gas Company) at October 31, 1999 and 1998, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary oil and gas information on pages 42 through 44 is not a required part of the basic financial statements, but is supplementary information required by the Financial Accounting Standards Board and Securities and Exchange Commission. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.


                          /s/ HARPER & PEARSON COMPANY


Houston, Texas
April 18, 2000

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)
                                 Balance Sheets
                            October 31, 1999 and 1998

                                               ASSETS
                                                                           1999              1998
                                                                       -----------       -----------
Current Assets
  Cash                                                                 $    20,224       $     4,874
  Accounts receivable, related parties                                      14,676            12,398
  Commission income receivable, current                                     19,537            29,100
  Related party production payment receivable, net                          60,601            67,905
  Prepaid expenses                                                              --             1,241
                                                                       -----------       -----------

Total current assets                                                       115,038           114,277
                                                                       -----------       -----------

Commission income receivable                                                30,701            83,454
Related party production payment receivable, net                           645,790           482,621
Furniture and equipment, net of accumulated depreciation                     4,352             3,968
Investment in partnership                                                    4,581             4,581
                                                                       -----------       -----------

Total assets                                                           $   800,462       $   688,901
                                                                       ===========       ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable, net                                                $    18,823       $    21,149
  Due to stockholder                                                       279,292           166,847
  Lines of credit                                                           54,354            47,405
  Treasury stock note payable                                               36,299            38,561
                                                                       -----------       -----------

Total current liabilities                                                  388,768           273,962
                                                                       -----------       -----------

Commitments

Shareholders' equity:
  Preferred stock 100,000 shares authorized; $1.00 par value,
    no shares outstanding                                                       --                --
  Common stock, 25,000,000 shares authorized; $.02 par value,
    3,522,569 and 3,513,519 shares issued, and 3,322,569 and
    3,313,519 shares outstanding at 1999 and 1998, respectively             70,451            70,270
  Capital in excess of par                                               1,878,897         1,875,278
  Treasury stock, 200,000 shares, at cost                                  (60,000)          (60,000)
  Retained deficit                                                      (1,477,654)       (1,470,609)
                                                                       -----------       -----------

Total shareholders' equity                                                 411,694           414,939
                                                                       -----------       -----------

Total liabilities and shareholders' equity                             $   800,462       $   688,901
                                                                       ===========       ===========


SEE NOTES TO FINANCIAL STATEMENTS

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)
                            Statements of Operations
                      Years Ended October 31, 1999 and 1998


                                                       1999               1998
                                                    -----------       -----------
Revenues:
  Interest income                                   $    38,263       $    56,847
  Incentive income                                       24,571            23,148
  Royalty income                                         22,939                --
  Other income                                              474               349
                                                    -----------       -----------

                                                         86,247            80,344
                                                    -----------       -----------
Other Income (Expenses):
  General and administration expenses                  (295,206)         (274,283)
  Interest Expense                                       (8,398)           (6,292)
  Sale of Company name                                   15,000                --
  Gain (loss) on production payment receivable          195,312          (219,318)
                                                    -----------       -----------

                                                        (93,292)         (499,893)
                                                    -----------       -----------

Net loss                                            $    (7,045)         (419,549)
                                                    -----------       -----------

Basic and fully diluted loss per share              $     (.002)      $     (.127)
                                                    ===========       ===========

Weighted average shares outstanding                   3,320,227         3,312,448
                                                    ===========       ===========


SEE NOTES TO FINANCIAL STATEMENTS

                            SEACOAST OIL & GAS, INC.
                     (Formerly Frontier Oil & Gas Company)
                 Statements of Changes in Shareholders' Equity
                     Years ended October 31, 1999 and 1998


                                 Common Stock
                            -----------------------       Capital in         Treasury         Retained
                            Shares           Amount      Excess of Par         Stock           Deficit              Total
                            ------           ------      -------------       --------         --------              -----
Balance at
   October 31, 1997        3,309,233        $ 70,184      $ 1,873,564        $ (60,000)      $(1,051,060)        $ 832,688

Stock issued                   4,286              86            1,714               --                --             1,800

Net loss                          --              --               --               --          (419,549)         (419,549)
                           -------------------------------------------------------------------------------------------------

Balance at
   October 31, 1998        3,313,519        $ 70,270      $ 1,875,278          (60,000)       (1,470,609)        $ 414,939

Stock Issued                   9,050             181            3,619               --                --             3,800

Net Loss                          --              --               --               --            (7,045)           (7,045)
                           -------------------------------------------------------------------------------------------------

Balance at
   October 31, 1999        3,322,569        $ 70,451      $ 1,878,897        $ (60,000)      $(1,477,654)        $ 411,694
                           =================================================================================================


SEE NOTES TO FINANCIAL STATEMENTS

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)
                            Statements of Cash Flows
                      Years Ended October 31, 1999 and 1998



                                                                     1999            1998
                                                                  ---------       ---------
Cash flows from operating activities:
  Net loss                                                        $  (7,045)      $(419,549)
  Adjustments:
    Depreciation                                                      3,000           3,000
    Loss (gain) on adjustment of related party production
     payment receivable                                            (195,312)        219,318
    Loss on investment in oil and gas properties                         --           5,434
    Changes in current assets and liabilities:
      Accounts receivable, related parties                           (2,278)         38,913
      Commission income receivable                                   62,316          33,425
      Prepaid expenses                                                   --           1,241
      Accounts payable                                              110,119          68,860
                                                                  ---------       ---------

Net cash used by operating activities                               (29,200)        (49,358)
                                                                  ---------       ---------

Cash flows from investing activities:
  Collections on related party production payment receivable         39,447          38,736
  Investment in partnership                                              --              (8)
  Purchase of furniture and equipment                                (3,384)             --
                                                                  ---------       ---------

Net cash provided by investing activities                            36,063          38,728
                                                                  ---------       ---------

Cash flows from financing activities:
  Proceeds from sale of stock                                         3,800           1,800
  Borrowings on lines of credit                                      17,429          41,235
  Repayments on lines of credit                                     (10,480)        (20,002)
  Repayment of treasury stock note payable                           (2,262)         (8,000)
                                                                  ---------       ---------

Net cash provided by financing activities                             8,487          15,033
                                                                  ---------       ---------

Net increase in cash                                                 15,350           4,403

Cash at beginning of year                                             4,874             471
                                                                  ---------       ---------

Cash at end of year                                               $  20,224       $   4,874
                                                                  =========       =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $   8,398       $   6,292
                                                                  =========       =========


SEE NOTES TO FINANCIAL STATEMENTS

                            SEACOAST OIL & GAS, INC.
                       (Formerly Frontier Oil & Gas, Inc.)
                          Notes to Financial Statements
                            October 31, 1999 and 1998


NOTE 1 - REORGANIZATION AND SUCCESSION OF FRONTIER ENERGY CORPORATION

         Seacoast Oil & Gas, Inc. (formerly Frontier Oil & Gas, Company), is a Delaware corporation formed in 1992 for the purpose of acquiring all of the assets and contractual rights of Frontier Energy Corporation ("FEC") in exchange for common stock of the Company. FEC was a Utah corporation organized in 1983, primarily involved in acquisition, exploration and development of oil and gas properties, particularly natural gas coal seams.

         Seacoast's primary business purpose is to act as general partner for Seacoast Limited Partnership (formerly Frontier Production Limited Partnership) (the "Partnership") (see Note 3).

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

         Financial instruments and credit risk

         Financial instruments which potentially subject Seacoast to credit risk include cash, accounts receivable and the production payment receivable. Seacoast maintains its cash with major domestic banks and investment companies. The terms of these deposits are on demand to minimize risk. Seacoast has not incurred losses related to these deposits. Accounts receivable consist primarily of incentive payments receivable. The incentive payments receivable and the production payment receivable are collectible solely from oil, gas and other hydrocarbons produced and sold from the oil and gas properties sold to the Partnership (see Notes 4 and 5). Reserves of oil, gas and other hydrocarbons are estimated and may or may not be recovered. If recovered in amounts which are more or less than the estimated amounts, the revenues therefrom will correspondingly increase or decrease. The market prices for the production also will impact revenues from the sales of production.

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)
                          Notes to Financial Statements
                            October 31, 1999 and 1998


NOTE - 2 SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES (CONTINUED)

         Fair Value of Financial Instruments

         At October 31, 1999 and 1998, Seacoast estimates that the fair values of financial instruments approximate their recorded costs.

         Furniture and Equipment

         Furniture and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over an estimated useful life of five years.

         When properties are retired or otherwise disposed of, the cost and the applicable accumulated depreciation and amortization are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

         Revenue Recognition

         Revenues primarily result from incentive payments and interest income on the related party production payment receivable.

         Going Concern

         The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization assets and liquidation of liabilities in the normal course of business. At October 31, 1999, Seacoast has current liabilities in excess of current assets, is delinquent on certain dept payments and has sustained net operating losses for the past two years. This raises substantial doubt as to Seacoast's ability to continue as a going concern. The financial statements do not include any adjustments that might result as an outcome of this uncertainty.

NOTE 3 - INVESTMENT IN PARTNERSHIP

         On July 1, 1993, Seacoast entered into a partnership agreement with Far Gas Acquisitions Corporation ("Far Gas") to form Frontier Production Limited Partnership (now Seacoast Limited Partnership"), under which Seacoast is the 1% general partner and Far Gas the 99% limited partner. The Partnership was formed to acquire all of Seacoast's interests in the oil and gas properties described in Note 4. Income or losses of the Partnership are allocated in accordance with provisions of the partnership agreement; generally based on the above percentages.

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)
                          Notes to Financial Statements
                            October 31, 1999 and 1998


NOTE 3 - INVESTMENTS IN PARTNERSHIP (CONTINUED)

         The results of the Partnership's operations are as follows at December 31:

                                                                       Unaudited
                                                                   1999          1998
                                                                 --------      --------
        Sales                                                    $119,793      $119,617
                                                                 ========      ========

        Net Loss                                                 $ 12,159      $ 85,899
                                                                 ========      ========

NOTE 4 - OIL AND GAS PROPERTIES

         On July 29, 1993, Seacoast sold to the Partnership all of its interests in the Fruitland Coal Seam gas properties in the Carracas Canyon Federal Unit located in New Mexico pursuant to a Purchase and Sales Agreement (the "Agreement"). The effective date of the Agreement was July 1, 1993. The interests sold included, among other things, all of Seacoast's rights in the leases, land and wells and production therefrom, rights in and to all agreements, product purchase and sale contracts and Section 29 federal tax credits to which Seacoast was entitled by virtue of production from its working interests in nonconventional fuel sources and coal seam gas wells.

         The purchase price paid by the Partnership was $1,812,652, of which (i) $25,152 was paid in cash, (ii) $240,000 paid over three years in quarterly installments of principal plus interest at 7.25% per annum, and (iii) $1,547,500 is payable pursuant to a reserved production payment, plus interest at 7.25% per annum. The properties sold to the Partnership represented substantially all the producing assets of Seacoast. The net book value of the properties sold was approximately $1,429,568, resulting in a deferred gain of $383,084 at the date of sale. Subsequently, this deferred gain was eliminated in connection with the recording of a valuation allowance primarily established during the year ended October 31, 1993 (see Note 5).

         The Agreement provides for Seacoast to receive a quarterly incentive payment per MMbtu of natural gas produced and sold from the properties through December 31, 2002. Such payments are to be adjusted annually by an amount equal to annual percentage changes in the GNP implicit price deflator. Under the incentive payment, the Partnership is obligated to make quarterly payments to the Company equal to 35% of the value of the tax credits earned from all natural gas produced from its properties. The credit allowable for volumes produced in 1999 was $1.0345 per Mmbtu produced.

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)
                          Notes to Financial Statements
                            October 31, 1999 and 1998



NOTE 4 - OIL AND GAS PROPERTIES (CONTINUED)

         For the fiscal years ended October 31, 1999 and 1998, there was 70,666 mcf and 70,246 mcf, respectively, produced from the properties sold to the Partnership.


NOTE 5 - PRODUCTION PAYMENT RECEIVABLES

         Related party production payment receivables consist of the following:

                                 1999                   1998
                              -----------           -----------
Principal

Beginning of year             $ 1,175,037           $ 1,213,773
Collections                       (39,447)              (38,736)
                              -----------           -----------
End of year                     1,135,590             1,175,037
                              -----------           -----------

Valuation Allowance

Beginning of year                 624,511               405,193
Adjustment                       (195,312)              219,318
                              -----------           -----------

End of year                       429,199               624,511
                              -----------           -----------

Net                               706,391               550,526
Less current portion              (60,601)              (67,905)
                              -----------           -----------

Long-term                     $   645,790           $   482,621
                              ===========           ===========


         The production payment receivable is dependent on the production and sales of the assigned production from the oil and gas properties sold to the Partnership. Based on prices in effect at October 31, 1999, it is probable that Seacoast will be unable to collect the aggregate principal and interest amounts scheduled in the Agreement. Seacoast has estimated the present value of future cash flows from production from these properties, based on an October 31, 1999 reserve study prepared by independent petroleum engineers, discounted at the contractually stated 7.25% interest rate.

                             SEACOAST OIL & GAS, INC
                      (Formerly Frontier Oil & Gas Company)
                          Notes to Financial Statements
                            October 31, 1999 and 1998


NOTE 5 - PRODUCTION PAYMENT RECEIVABLE (CONTINUED)

         Actual future cash flows could vary significantly from the amounts estimated in the reserve study due to changes in the production, gas prices or expenses realized by the Partnership which could cause the valuation allowance to change materially in the near term. During fiscal years 1999 and 1998, Seacoast recognized gains (losses) amounting to $195,312 and $(219,318) relating solely to changes in the valuation allowance. Seacoast recognized interest income amounting to $38,263 and $56,847 on this production payment receivable during fiscal years 1999 and 1998.

         As of October 31, 1999, discounted annual maturities of the production payment receivable, net of the current valuation allowance of $429,199, are estimated as follows:

                     Year Ending
                     October 31,
                     -----------
                        2000                                    $  60,601
                        2001                                       54,962
                        2002                                       48,992
                        2003                                       43,852
                        2004                                       40,215
                        Thereafter                                457,769
                                                                ---------

                                                                $ 706,391
                                                                =========

NOTE 6 - FURNITURE AND EQUIPMENT

         Cost and accumulated depreciation of furniture and equipment is as follows at October 31:

                                    1999               1998
                                  --------           --------
Cost                              $ 21,558           $ 18,174
Accumulated depreciation           (17,206)           (14,206)
                                  --------           --------

                                  $  4,352           $  3,968
                                  ========           ========

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)
                          Notes to Financial Statements
                            October 31, 1999 and 1998


NOTE 7 - COMMISSION INCOME RECEIVABLE

         The commission income receivable is the result of negotiating the sale of Section 29 tax credits between two unrelated parties. The receivable is payable based on tax credit dollars awarded the purchaser and is payable through March 2003. Actual collections could vary from the amount accrued. At October 31, 1999, Seacoast recorded an allowance for doubtful accounts amounting to $40,798.

NOTE 8 - INCOME TAXES

         On October 31, 1999, Seacoast had tax basis net operating loss carryforwards, subject to limitations described below, totaling approximately $2,884,000. These carryforwards expire as follows:

               Year Ending                                                 Net Operating
               October 31,                                                     Losses
               -----------                                                 -------------
                  2004                                                     $    948,000
                  2005                                                          272,000
                  2006                                                          262,000
                  2007                                                           12,000
                  2008                                                          319,000
                  2009                                                          181,000
                  2010                                                          344,000
                  2011                                                          184,000
                  2013                                                          200,000
                  2019                                                          162,000
                                                                            -----------
                                                                            $ 2,884,000
                                                                            ===========

         No tax benefit has been reported in the accompanying financial statements because Seacoast believes there is at least a 50% chance that the net operating loss and investment tax credit carryforwards will expire unused (approximately $672,000 and $1,006,000 expired during the years ended October 31, 1999 and 1998, respectively). Accordingly, the $981,000 tax benefit of these carryforwards has been offset by a valuation allowance of the same amount.

         Deferred income taxes result from timing differences in reporting income and expenses for financial statement and income tax purposes. The primary sources of deferred income taxes result from: (i) net operating loss carryforwards; and, (ii) the installment sales method for income tax purposes to recognize the gain on the sale of oil and gas properties.

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)
                          Notes to Financial Statements
                            October 31, 1999 and 1998



NOTE 8 - INCOME TAXES (CONTINUED)

         Deferred tax assets and liabilities at October 31 are as follows:

                                                               1999                 1998
                                                           -----------           -----------
Current deferred tax assets:
Loss carryforwards                                         $   981,000           $ 1,155,000
                                                           -----------           -----------

Deferred income taxes, long-term:
Commission receivable valuation allowance                       13,871                    --
Production payment receivable valuation allowance              145,929               212,334
                                                           -----------           -----------

  Total deferred income taxes, long term                       159,800               212,334
                                                           -----------           -----------

  Total deferred assets                                      1,140,800             1,367,334

Valuation allowance                                         (1,140,800)           (1,367,334)
                                                           -----------           -----------

  Total net deferred income taxes                          $        --           $        --
                                                           ===========           ===========


         The deferred tax asset valuation allowance decreased by $226,534 and by $197,431 for the years ended October 31, 1999 and 1998, respectively, due mainly to an expiration of certain net operating loss carryforwards and changes in the production payment valuation allowance.

         For federal income tax purposes, options granted to Delta Partners, Inc. in December 1991 (see Note 12) resulted in an ownership change as defined in Section 382 of the Internal Revenue Code of 1954, as amended (the "Code"). The Code imposes substantial limitations on the use of tax carryforwards which have originated prior to such changes in ownership.

         The differences between the effective rate of income tax expense (benefit) at October 31, 1999 and 1998 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income (loss) before income tax expense (benefit) are explained below according to the tax implications of various items of income or expense.

                            SEACOAST OIL & GAS, INC.
                       (Formerly Frontier Oil & Gas, Inc.)
                          Notes to Financial Statements
                            October 31, 1999 and 1998



NOTE 8 - INCOME TAXES (CONTINUED)

                                                     1999                 1998
                                                   ---------           ---------
Provision for income tax benefit
  at U.S. statutory rates                          $  (2,395)          $(142,647)
Decrease in tax provision resulting from:
 Net operating loss carryforward                       2,395             142,647
                                                   ---------           ---------

Income tax expense                                 $      --           $      --
                                                   =========           =========


NOTE 9 - LINES OF CREDIT

         On October 31, 1999 and 1998, the Company has two lines of credit with two financial institutions that provide for:

         (a) maximum borrowings of $40,000 bearing interest at 13%, guaranteed by an officer of Seacoast with outstanding balances of $29,354 and $35,405 at 1999 and 1998, respectively.

         (b) maximum borrowings of $25,000 bearing interest at prime plus 2% (10.5% at October 31, 1999). Outstanding balances of $25,000 and $12,000 at October 31, 1999 and 1998, respectively, maturing February 25, 2001.

NOTE 10 - TREASURY STOCK NOTE PAYABLE TO RELATED PARTY

         In July 1996, Seacoast entered into an escrow agreement with a shareholder to acquire from the Thomas A. Morris Estate, 200,000 shares of Seacoast's stock for $60,000. The note is payable in monthly installments of $1,000 plus interest at 6%. At December 31, 1999 and 1998, Seacoast was delinquent in its payments, thus the entire outstanding balance has been included in current liabilities on the accompanying balance sheet. This agreement was terminated February 28, 2000 and 160,000 shares were removed from treasury stock

NOTE 11 - COMMITMENTS

         Seacoast leases office space for $1,430 per month under an operating lease agreement through July 31, 2000. Subsequent to year end, this lease was extended through July 31, 2001.

         Total rent expense under operating leases for the periods ending October 31, 1999 and 1998 was $25,918 and $36,373, respectively.

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)
                          Notes to Financial Statements
                            October 31, 1999 and 1998



NOTE 12 - RELATED PARTY TRANSACTIONS

         The Chairman of Seacoast's Board of directors is an attorney who, in addition to providing legal services for Seacoast, conducts a limited amount of law business out of Seacoast's office. At October 31, 1999, due to stockholder consists of $231,437 of unpaid wages and $47,855 of advances. At October 31, 1998, due to stockholder consists of $166,847 of unpaid wages.

         Seacoast, as general partner for the Partnership, incurs expenses on behalf of the Partnership. All such expenses are absorbed by Seacoast.

         Through January 1, 1999, Seacoast was party to an agreement with Delta Associates, Inc. The agreement included: (a) management agreement; (b) a stock option agreement; and, (c) an oil and gas prospects agreement.

         Seacoast granted to Delta an option to purchase 1,190,476 shares of Frontier's common stock at $0.42 per share. Management fees are paid from funds received through Delta's exercise of these options. Delta has exercised options to purchase 559,943 of Seacoast's common stock at $0.42 per share through October 31, 1999. All remaining options expired on January 1, 1999.

NOTE 13 - BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION

         Prior to the sale of oil and gas properties noted in Note 4, Seacoast was engaged in the exploration and development of oil and gas properties in only one cost center, the United States.

         All gas produced by the Partnership, during years ended October 31, 1999 and 1998 was sold to Northwest Pipeline Corporation.

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)
                 Unaudited Supplementary Oil and Gas Information
                            October 31, 1999 and 1998


Pursuant to the sale of oil and gas properties, described in Note 4, information provided for the periods ended October 31, 1999 and 1998 relate to Seacoast Limited Partnership (formerly Frontier Production Limited Partnership).

Capitalized costs

Total capitalized costs relating to oil and gas exploration and development were as follows:

                                                         1999                   1998
                                                      -----------           -----------
Oil and gas properties being amortized                $ 1,897,024           $ 1,897,024
Less: accumulated depletion and amortization             (935,318)             (825,964)
                                                      -----------           -----------

Net capitalized costs                                 $   961,706           $ 1,071,060
                                                      ===========           ===========

Costs Incurred

No costs relating to oil and gas property acquisition, exploration or development activities were incurred during the periods October 31, 1999 and 1998.

Results from oil and gas operations

The following summarizes the results of operations for oil and gas producing activities:

                                                           1999                 1998
                                                         ---------           ---------
Gas Sales                                                $ 119,793           $ 119,617

Production expenses                                         36,934              37,003
Depletion                                                  108,271              98,390
                                                         ---------           ---------
                                                           145,205             135,393
                                                         ---------           ---------
Results of operations from producing activities
(excluding corporate overhead)                           $ (25,412)          $ (15,776)
                                                         =========           =========


See independent auditor's report at page 28

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)
                 Unaudited Supplementary Oil and Gas Information
                            October 31, 1999 and 1998



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

Gas reserves are stated in thousands of cubic feet (Mcf). All reserves are located within the United States. There were no proven undeveloped reserves as at October 31, 1999 or 1998.

                                                   Gas (Mcf)
                                                   --------
At October 31, 1997                                 831,000
  Production                                        (70,246)
  Revision of previous estimate                     (12,575)
                                                   --------
At October 31, 1998                                 748,179
  Production                                        (70,666)
  Revision of previous estimate                      54,093
                                                   --------
At October 31, 1999                                 731,606
                                                   ========

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

Estimates of cash inflows and production expenses are based on those currently being experienced by the Partnership. A gas price of $2.05 per MMbtu was used for October 31, 1999 in the estimation of future cash inflows. No provision for federal income taxes has been made, as the Partnership's net operating loss carryforwards, Section 29 Credits, and overhead expenses are allocated to the individual partners.


See independent auditor's report at page 28

                            SEACOAST OIL & GAS, INC.
                      (Formerly Frontier Oil & Gas Company)
                 Unaudited Supplementary Oil and Gas Information
                              October 1999 and 1998


The Standardized Measure of Discounted Future Net Cash Flows (continued)

The following presents the Partnership's estimates of the standardized measure of discounted future net cash flows from future production of proven oil and gas reserves.

                                                                 October 31,
                                                                     1999
                                                                 -----------
Future cash inflows                                              $ 1,901,234
Future production expenses                                          (441,895)
                                                                 -----------

Future net cash flow                                               1,459,339
Discount for estimated timing of cash flows at 10%                  (813,841)
                                                                 -----------

Standardized measure of discounted future net
  cash flows                                                     $   645,498
                                                                 ===========

The following summarizes changes in the standardized measure of discounted future net cash flows:

At October 31, 1997                                                     739,029
Sales, net of production expenses                                       (82,614)
Net changes in prices and revision of quantity estimate                (119,172)
                                                                      ---------

At October 31, 1998                                                   $ 537,243

Sales, net of production expenses                                       (82,859)
Net changes in prices and revision of quantity estimate                 191,114
                                                                      ---------

At October 31, 1999                                                   $ 645,498
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


                                         SEACOAST OIL & GAS COMPANY
                                               (Registrant)


                                        By  /s/ Robert M. Davant
                                           -------------------------------------
                                        Robert M. Davant
                                        Chairman and Chief Executive Officer

                                        Date  January 31, 2001
                                             -----------------------------------


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date     January 31, 2001              /s/ Robert M. Davant
        --------------------          -----------------------------------------
                                      Robert M. Davant
                                      Chairman of the Board, Chief
                                      Executive Officer and Treasurer (Chief
                                      Financial Officer and Principal Accounting
                                      Officer)

Date     January 31, 2001              /s/ Dennis A. Jones
        --------------------          ------------------------------------------
                                      Dennis A. Jones
                                      President and Director


Date     January 31, 2001              /s/ Lani Kirsch
        --------------------          ------------------------------------------
                                      Lani Kirsch
                                      Director


Date     January 31, 2001              /s/ Pauline A. Wilbraham
        --------------------          ------------------------------------------
                                      Pauline A. Wilbraham
                                      Secretary